Form 10-Q
period 2022-03-31
Expion360 Inc.
filed 2022-05-12
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 333-262285

EXPION360 INC.

(Exact name of registrant as specified in its charter)

Nevada (state or other jurisdiction of incorporation or organization)	81-2701049 (IRS Employer Identification No.)

2025 SW Deerhound Ave Redmond OR 97756

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (541) 797-6714

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par	XPON	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☒ Smaller Reporting Company	☒ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of May 5, 2022
Common Stock, $.001 par	6,790,560

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	5
ITEM 1. FINANCIAL STATEMENTS	5
1. Organization and Nature of Operations	11
2. Summary of Significant Accounting Policies	11
3. Property and Equipment, Net	17
4. Accrued Expenses and Other Current Liabilities	17
5. Liabilities for Sale of Future Revenues	17
6. Line of Credit and Short-Term Revolving Loans	18
7. Long-Term Debt	20
8. Shareholder Promissory Notes	21
9. 2020 Convertible Notes	21
10. 2021 Convertible Notes/Extinguishment Loss on Debt Settlement	22
11. Trust Agreement for Designated Beneficiaries	22
12. Commitments and Contingencies	23
13. 401(k) Plan	24
14. Issuance of Shares/Membership Units	24
15. Conversion to a C Corporation	25
16. Interest Expense	25
17. Income Taxes	25
18. Related Party Transactions	25
19. Stock Option Plans	25
20. Stockholders’ Equity	25
21. Subsequent Events	26
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
OVERVIEW	27
COMPETITIVE STRENGTHS	30
RECENT DEVELOPMENTS AND TRENDS	29
KEY LINE ITEMS	29
RESULTS OF OPERATIONS	30
LIQUIDITY AND CAPITAL RESOURCES	31
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	33
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS	33
NOTICE REGARDING TRADEMARKS	34
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets

	(Unaudited) March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$799,349	$773,238
Accounts receivable	579,638	775,160
Inventory	2,303,497	2,051,880
Prepaid/in-transit inventory	294,846	1,081,225
Prepaid expenses and other current assets	95,112	71,703
Deferred IPO costs	423,634	—
Total current assets	4,496,076	4,753,206

Property and equipment	704,527	523,419
Accumulated depreciation	(125,216)	(96,190)
Property and equipment, net	579,311	427,229

Other Assets
Operating leases – right-of-use asset	3,527,335	1,281,371
Deposits	63,901	63,901
Total other assets	3,591,236	1,345,272
Total assets	$8,666,623	$6,525,707

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$341,700	$63,180
Customer deposits	423,985	436,648
Accrued expenses and other current liabilities	266,700	140,618
Line of credit and short-term revolving loans	550,000	550,000
Current portion of operating lease liability	466,013	218,788
Liability for sale of future revenues, net	—	11,502
Note payable in default	100,000	100,000
Current portion of long-term debt	50,465	51,135
Total current liabilities	2,198,863	1,571,871

Long-term debt, net of current portion and discount	982,735	779,486
Operating lease liability, net of current portion	3,100,389	1,092,861
Shareholder promissory notes	825,000	825,000
Total liabilities	7,106,987	4,269,218

 Expion360 Inc. Balance Sheets - Continued

Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 4,300,000 issued and outstanding as of March 31, 2022 and December 31, 2021	4,300	4,300
Additional paid-in capital	8,355,140	8,355,140
Accumulated deficit	(6,799,804)	(6,102,951)
Total stockholders’ equity	1,559,636	2,256,489
Total liabilities and stockholders’ equity	$8,666,623	$6,525,707

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Operations for the Three Months Ended March 31, 2022 and 2021 (Unaudited)

	2022	2021
Sales, net	$2,155,345	$884,993

Cost of sales	1,293,490	609,971

Gross profit	861,855	275,022

Selling, general and administrative	1,196,376	317,415

Loss from operations	(334,521)	(42,393)

Other (Income)
Interest Income	—	(147)
Debt conversion expense	—	112,133
Interest expense	362,114	92,814
Miscellaneous	68	—
Total other expense	362,182	204,800
Loss before taxes	(696,703)	(247,193)

Franchise taxes	150	—
Net loss	$(696,853)	$(247,193)

Net loss per share (basic and diluted)	$(0.16)	$(0.10)
Weighted-average number of common shares outstanding	4,300,000	2,501,929

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Three Months ended March 31, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	2,430,514	$2,431	$—	$(1,382,093)	$(1,379,662)
Issuance of membership units (shares) upon conversion of convertible notes	59,515	59	173,098	—	173,157
Effect of induced conversion of debt	—	—	112,133	—	112,133
Issuance of membership units (shares) in exchange for building signage	6,667	7	19,993	—	20,000
Issuance of membership units (shares) for cash	81,106	81	269,919	—	270,000
Net loss	—	—	—	(247,193)	(247,193)
Balance at March 31, 2021	2,577,802	$2,577	$575,143	$(1,629,286)	$(1,051,565)

Balance at December 31, 2021	4,300,000	$4,300	$8,355,140	$(6,102,951)	$2,256,489
Net loss	—	—	—	(696,853)	(696,853)
Balance at March 31, 2022	4,300,000	$4,300	$8,355,140	(6,799,804)	$1,559,636

The accompanying notes are an integral part of these financial statements

Expion360 Inc.
Statements of Cash Flows for the Three Months ended March 31, 2022 and 2021 (Unaudited)

	2022	2021
Cash flows from operating activities

Net loss	$(696,853)	$(247,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	29,026	10,314
Amortization of debt discount (sale of future revenues)	295	33,471
Amortization of debt discount - notes	214,527	—
Debt conversion expense on induced conversion of convertible notes	—	112,133

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	195,522	(230,779)
Increase in inventory	(251,617)	(67,304)
Decrease in prepaid/in-transit inventory	786,379	149,777
Increase in prepaid expenses and other current assets	(23,409)	(5,461)
Increase in deposits	—	(17,971)
Increase (Decrease) in accounts payable	278,520	(19,261)
Decrease in customer deposits	(12,663)	—
Increase (Decrease) in accrued expenses and other current liabilities	(22,088)	9,775
Decrease in liability for refunds	—	(33,020)
Increase in right-of-use assets and lease liabilities	8,789	7,067
Net cash provided by (used in) operating activities	506,428	(298,452)

Cash flows from investing activities
Purchases of property and equipment	(32,938)	(27,424)
Net cash used in investing activities	(32,938)	(27,424)

Cash flows from financing activities
Increase in deferred IPO costs	(423,634)	—
Proceeds from sale of future revenues	—	125,000
Payments on liability for sale of future revenues	(11,797)	(72,865)
Principal payments on long-term debt	(11,948)	(3,823)
Proceeds from issuance of membership units (shares)	—	270,000
Net cash provided by (used in) financing activities	(447,379)	318,312

Net change in cash and cash equivalents	26,111	(7,564)
Cash and cash equivalents, beginning	773,238	290,675
Cash and cash equivalents, ending	$799,349	$283,111

 Expion360 Inc.

Statements of Cash Flows for the Three Months ended March 31, 2022 and 2021 (Unaudited) - Continued

Supplemental disclosure of cash flow information:
Cash paid for interest	$119,854	$87,354
Cash paid for franchise taxes	$150	$—

Non-cash operating activities:
Purchases of property and equipment in exchange for membership units (shares) of common stock	$—	$20,000
Purchases of property and equipment in exchange for accrued expenses and other current liability	$148,170	$16,633
Reclassification of deposit to property and equipment	$—	$2,000
Reclassification of convertible note to long-term debt	$—	$100,000
Acquisition of operating lease right-of-use asset and lease liability	$2,348,509	$1,268,089
Conversion of 2020 convertible notes to membership units (shares) of common stock	$—	$173,157

The accompanying notes are an integral part of these financial statements

1.    Organization and Nature of Operations

Expion360 Inc. (formerly Yozamp Products Company, LLC dba Expion360) (“the Company”) was incorporated in the state of Nevada in November 2021. Effective November 1, 2021, the Company converted to a C corporation. Prior to conversion, the Company was a limited liability company (LLC) with an indefinite life organized in the State of Oregon in June 2016. The LLC elected to be treated as a Subchapter S corporation effective January 1, 2017. Net profits and losses of the LLC and all distributions were allocated among the members in proportion to the ownership units held. The Original LLC Agreement was amended and restated on January 1, 2021 to add additional members and a non-voting class of member units. Upon conversion to a C corporation, all existing LLC members at the time of conversion were issued shares of common stock and became shareholders of the Company. (See Note 15 – Conversion to a C Corporation).

The Company designs, assembles, and distributes premium lithium batteries for RV, Marine, Golf, Industrial, Residential, and Off-The-Grid needs. The Company uses lithium iron phosphate (LiFePO4) batteries. LiFePO4 batteries are considered a top choice for high energy density, dependability, longevity, and safety, providing the ability to power anything, anywhere.

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact the Company’s business. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business and battery development and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim condensed financial statements should be read in conjunction with the Company’s financial statements and related notes as of and for the year ended December 31, 2021, as disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering.

Unless otherwise noted, all references to shares and shareholders in the accompanying financial statements have been restated retrospectively, to reflect the equity structure of the C corporation as of the beginning of the first period presented.

Liquidity and Capital Resources

The Company has sustained recurring losses up until first quarter of 2022 and has negative cash flows from operations through December 31, 2021. Over the past year, the Company’s growth has been funded through a combination of private equity, third party debt, and working capital loans. Throughout 2021, the Company incurred substantial costs and expenses to build its infrastructure and prepare for growth, including the addition of new facilities, human resources with competitive benefits, and incurred legal, tax and accounting fees in preparation for an initial public offering (IPO).

The Company’s sales for the three months ended March 2022 increased 143% over sales for the three months ended March 31, 2021, as product demand continued to rise.

On April 1, 2022, the Company completed an initial public offering (see Note 21 – Subsequent Events). Net proceeds from the IPO totaled $15,735,870, net of issuance costs of $1,531,380, of which approximately $2,250,000 was used to pay down principal on high interest-bearing debt, which will help to improve monthly cash flows going forward. The remaining proceeds will be used, in part, to stock inventory and keep up with demand and to build in-house assembly lines to improve the cash-flow cycle, side-stepping the four-month turn-around that the Company currently experiences from suppliers in China. In the first quarter of 2022, a distribution warehouse was set up in Indiana to better service customers throughout the U.S. Additionally, management has secured a secondary source for lithium-ion phosphate cells used in its batteries that is based in Denmark, should supply disruption issues with China arise. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

The Company believes that as a result of the IPO, it currently has sufficient cash to meet its funding requirements over the next eighteen months. However, the Company has experienced and continues to experience negative operating margins, although, as noted above, achieved positive cash flows from operations for the three months ended March 31, 2022. The Company expects that it may need to raise additional capital in the future to expand its presence in the marketplace and achieve operating efficiencies, and to accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary materially from the estimates that were used. The Company’s significant accounting estimates include the carrying value of accounts receivable and inventory, the depreciable lives of fixed assets, and reserves for returns and allowances.

Future events, including the extent and the duration of the COVID-19-related economic impacts and their effects, cannot be predicted with certainty and, accordingly, the Company’s accounting estimates require the exercise of judgment.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. At March 31, 2022, cash balances exceeded FDIC limits by approximately $373,380.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. There was no allowance for doubtful accounts at March 31, 2022 and December 31, 2021, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

At March 31, 2022 and December 31, 2021, the Company had customer deposits totaling $423,985 and $436,648, respectively, for a custom order.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. Through 2020, the Company operated primarily as a distributor, and inventory consisted of inventory parts and products purchased for resale. The Company began in-house assembly in 2021 and as of March 31, 2022 and December 31, 2021, inventory consisted of finished assemblies totaling $1,039,554 and $985,537, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,263,943 and $1,066,343, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of March 31, 2022 and December 31, 2021. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $294,846 and $1,081,225 at March 31, 2022 and December 31, 2021, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended March 31, 2022 and 2021, approximately 59% and 93%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. An adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Office furniture and equipment	3 - 7 years
Molds	5 – 10 years
Warehouse equipment	3 - 10 years

Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the Statements of Operations.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s Balance Sheets. The Company does not have any finance leases.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the Company’s Balance Sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component for all its leases.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three months ended March 31, 2022 and 2021.

Product Warranties

The Company sells the majority of its products to customers along with unconditional repair or replacement warranties. The Company’s branded DC mobile chargers are warranted for two years from date of sale and its branded VPR 4EVER Classic and Platinum batteries are warranted at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of March 31, 2022 and December 31, 2021 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is reasonably possible that the Company’s estimate of a liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. However, during 2020 the Company sold discontinued products and recorded a liability for refunds. As of December 31, 2020, the liability totaled $58,000. During the three months ended March 31, 2021, the Company issued credit totaling $33,020 reducing the liability to $24,980 as of March 31, 2021. As of December 31, 2021, all allowable discontinued product had been returned and the Company has no further refund liability. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

Revenue Recognition

The Company’s revenue is generated from the sale of products consisting primarily of batteries and accessories. The Company recognizes revenue when control of goods or services is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) are satisfied. Revenue is recognized upon shipment or delivery to the customer, as that is when the customer obtains control of the promised goods and the Company’s performance obligation is considered satisfied. As such, accounts receivable is recorded at the time of shipment or will call, when the Company’s right to the consideration becomes unconditional and the Company determines there are no uncertainties regarding payment terms or transfer of control.

Concentration of Major Customers

Customers are considered major customers when net revenue exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables.

During the three months ended March 31, 2022, sales to one customer totaled $896,984, comprising approximately 42% of total sales. Accounts receivable from this customer totaled $114,674, representing approximately 20% of total accounts receivable as of March 31, 2022. Amounts from two additional customers totaled $151,494 and $73,065, representing in aggregate approximately 39% of total accounts receivable as of March 31, 2022.

During the three months ended March 31, 2021, sales to two customers totaled $143,652 and $123,980, respectively, comprising approximately 16% and 14%, respectively, of total sales. Accounts receivable from these customers totaled $59,340 and $123,980, representing in aggregate approximately 42% of total accounts receivable as of March 31, 2021.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $4,151 and $5,191 during the three months ended March 31, 2022 and 2021, respectively. Shipping and handling costs for shipping product to customers totaled $38,724 and $24,634 during the three months ended March 31, 2022 and 2021, respectively, and are classified in selling, general and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $35,946 and $14,069 for the three months ended March 31, 2022 and 2021, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $5,316 and $6,759 for the three months ended March 31, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

Income Taxes

From January 1, 2017 to October 31, 2021, the Company was not subject to federal or state income taxes since it was a limited liability company taxed as an S corporation. The Company’s taxable income or losses were allocated to its members in accordance with their respective ownership percentage. Therefore, no provision or liability for federal income taxes had been included in the accompanying financial statements. Certain states impose minimum franchise taxes on entities taxed as an S corporation. Accordingly, the accompanying financial statements include provisions for state franchise tax fees.

Effective November 1, 2021, the Company converted from an LLC to a C corporation and, as a result, became subject to corporate federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At March 31, 2022 and December 31, 2021, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses generated.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on its financial statements in 2022 and beyond.

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data. These inputs include quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, short-term revolving loans, shareholder promissory notes, convertible notes, and long-term debt. The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term revolving loans approximates their respective carrying values because of the short-term nature of those instruments. The fair value of the shareholder promissory notes, convertible notes, and long-term debt approximates their respective carrying values because the interest rate approximates market rates available to the Company for similar obligations with the same maturities.

Segment Reporting

We currently operate in one reportable segment and our Chief Executive Officer is the chief operating decision maker.

Basic and Diluted Net Loss Per Share

The basic net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share adjusts the basic earnings or loss per share for the potentially dilutive impact of securities (e.g., options and warrants).

As of March 31, 2022, the Company has outstanding warrants and options convertible into 740,431 shares of common stock (see Note 20 – Stockholders’ Equity). For the three months ended March 31, 2022, the basic loss and diluted loss per share was ($.16). For the three months ended March 31, 2021, the Company did not have any dilutive securities and the basic net loss per share of ($.10) equaled the diluted net loss per share.

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants, unvested restricted stock units and shares associated with the conversion of any convertible notes or preferred stock, when applicable. We use the if-converted method for calculating any potential dilutive effect of convertible notes and convertible preferred stock on diluted net loss per share.

The following shows the amounts used in computing net loss per share:

	March 31, 2022	March 31, 2021
Net loss	$(696,853)	$(247,193)
Weighted average common shares outstanding – basic and diluted	4,300,000	2,501,929
Basic and diluted net loss per share	$(0.16)	$(0.10)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

	March 31, 2022	March 31, 2021
Stock options	30,000	—
Warrants	710,431	—
	740,430	—

New Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force).” ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. ASU 2021-04 is applied prospectively and is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2022, which did not have a material impact on the Company’s financial statements or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Similarly, equity-classified convertible preferred stock instruments will be accounted for as single units of account in equity unless the conversion feature needs to be bifurcated under Topic 815. The new guidance also made amendments to the earnings per share guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted earnings per share calculation. Further, ASU 2020-06 made revisions to Subtopic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard did not have a material impact on the Company’s financial statements or disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new guidance clarifies the interaction of accounting for the transition into and out of the equity method and the accounting for measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Effective January 1, 2021, the Company adopted ASU 2020-01. The adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.

Accounting Guidance Issued but Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities, such as Expion360 Inc., that have not yet adopted the CECL accounting model in ASU 2016-13, the effective date for the amendments in ASU 2022-02 is the same as the effective date in ASU 2016-13 (i.e., fiscal years beginning after December 15, 2022, including interim periods within those fiscal years). The Company is currently evaluating the impact of this standard on our financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, on the acquisition date as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for public business entities. The Company is currently evaluating the impact of this standard on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this guidance.

3.    Property and Equipment, Net

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021

Vehicles and transport	$298,752	$298,752
Leasehold improvements	207,486	59,316
Office furniture and equipment	131,039	105,003
Warehouse equipment	51,258	44,356
Molds	15,992	15,992
	704,527	523,419

Less: accumulated depreciation	(125,216)	(96,190)
Property and equipment, net	$579,311	$427,229

The Company recorded $29,026 and $10,314 of depreciation expense related to its property and equipment for the three months ended March 31, 2022 and 2021, respectively.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021

Accrued salaries and payroll liabilities	$135,270	$12,449
Accrued interest	54,035	26,301
Rebate liability	26,015	23,010
Commissions	19,046	29,120
Deferred income and deposit (sublease)	14,038	13,690
Franchise tax	9,300	9,300
Credit cards	6,928	23,933
Other	2,068	2,815
Accrued expenses and other current liabilities	$266,700	$140,618

5.    Liabilities for Sale of Future Revenues

On December 8, 2020 and January 26, 2021, Reliant Funding, under two separate ACH Total Receipts Purchase Agreements (“Purchase Agreements”), purchased a 50% interest in the Company’s future revenues for a total aggregate purchase price of $250,000. Pursuant to the terms of the Purchase Agreements, the purchased percentage shall continue to be owned by Reliant Funding, until the Company has paid the full purchased amount of $349,750. Repayment of the purchased amount is achieved through 252 daily bank account withdrawals of $1,388 through December 15, 2021 and $694 thereafter through January 26, 2022. During the three months ended March 31, 2022 and 2021, the Company repaid a total of $11,797 and $72,865, respectively, including $295 and $33,471, respectively, of interest at an effective annual interest rate of approximately 71%. As of March 31, 2022 the Company had no remaining liability related to the Purchase Agreements. As of December 31, 2021, the Company had a total remaining liability related to the Purchase Agreements of $11,502 and total remaining payments of $11,797 (including interest). The Purchase Agreements were secured by substantially all of the assets of the Company.

6.    Line of Credit and Short-Term Revolving Loans

From January 2020 to October 2020, the Company received proceeds totaling $900,000 pursuant to four unsecured Working Capital Loan Agreements (“WC Loans”) with two different outside investors. Pursuant to the terms of the WC Loans, the Company may borrow, repay and reborrow loans within the limit established within each WC Loan.

The terms of each WC Loan are summarized below:

·	$150,000 limit - dated January 25, 2020; monthly interest-only payments at 10% annual interest, principal payment of $70,000 paid during the year ended December 31, 2020, balance of $80,000 due 12 months from date of issue and paid in full at maturity in 2021.

·	$150,000 limit - dated January 28, 2020; monthly interest-only payments at 12% annual interest; principal due 12 months from date of issue. This note was modified effective January 1, 2021 to extend the maturity date to December 31, 2021 (see below) and was paid in full with a payment of $50,000 in July 2021 and $100,000 in September 2021.

·	$200,000 limit – dated March 22, 2020; monthly interest-only payments at 15% annual interest; principal due 12 months from date of issue. This note was modified effective January 1, 2021 to extend the maturity date to December 31, 2021. The Company paid $50,000 towards the principal balance in November 2021. The balance of $150,000 was paid in full in April 2022 (see below).

·	$400,000 limit – dated August 31, 2020; monthly interest-only payments at 10% annual interest; pursuant to the WC Loan, the maturity was to be determined by mutual agreement and was to be at least 30 days after a maturity date is agreed upon. The note was modified effective January 1, 2021 to establish a maturity date of December 31, 2021, and was paid in full in April 2022 (see below).

Effective January 1, 2021, as noted above, three of the working capital loan agreements, all from the same investor, were modified. The modification was to extend the maturity date on two of the notes from January 28, 2021 and March 22, 2021 to December 31, 2021, and to establish a maturity date of December 31, 2021 for the WC Loan that left the maturity date open to negotiations in the original agreement.

As of March 31, 2022 and December 31, 2021, a balance of $550,000 remains outstanding under the WC Loan Agreements and in accordance with the modified terms, the Company is subject to monthly extended maturity interest of one percent on the ending outstanding monthly balance which increases one percent for each month beyond the extended maturity date. The Company remained in compliance with all interest payments and paid the WC Loans in full in April 2022 (see Note 21 – Subsequent Events).

All fees incurred in connection with obtaining and modifying these agreements were nominal and, given the short-term maturity of one year, were expensed as incurred. There was no accounting impact to the financial statements related to the modifications.

7.     Long-Term Debt

Long-term debt consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Senior secured promissory notes – various investors. Monthly payments of interest only at 10% plus deferred interest of 5% accrued monthly to be paid at maturity. A minimum of one year interest is due at maturity. Matures the earlier of (a) May 15, 2023, (b) the closing of a qualified subsequent financing or (c) the closing of a change of control. The notes are senior to all other debt and are secured by substantially all assets of the Company. The notes include detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share (see Note 21 – Stockholders’ Equity). Debt issuance costs and discount totaling $1,287,160 at date of issuance are being amortized and recognized as additional interest expense over the term of the notes using the straight-line method because it is not substantially different from the effective interest rate method. We determined the expected life of the notes to be the contractual term. Interest expense related to these notes includes amortization of debt issuance costs and discount in the amount of $214,527 for the three months ended March 31, 2022. Paid in full in April 2022 (see Note 21 – Subsequent Events)	$1,600,000	$1,600,000
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by a shareholder.	12,325	13,135
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a shareholder.	23,060	24,259
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by a shareholder.	152,435	153,193
Note payable – individual. Monthly payments of interest only at 10% per annum, matured December 31, 2021 resulting in the entire principal balance recorded in current portion of long-term debt on the accompanying Balance Sheets; pursuant to the note, the past due balance is subject to 1% additional monthly interest which increases one percent for each month beyond maturity date, unsecured. The Company remained in compliance with the extended maturity interest payments; paid in full in April 2022 (see Note 21 – Subsequent Events)	100,000	100,000
Note payable – finance company. Payable in monthly installments of $994, including interest at 8.5% per annum, due July 2026, secured by a vehicle and personally guaranteed by a shareholder.	43,809	45,832
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a shareholder.	92,294	96,155
Note payable – finance company. Payable in monthly installments of $834, including interest at 7.29% per annum, due October 2027, secured by a vehicle and personally guaranteed by a member/shareholder.	45,797	47,445
Note payable – finance company. Payable in monthly installments of $834, including interest at 7.29% per annum, due October 2027, secured by a vehicle and personally guaranteed by a shareholder.	45,797	47,445
Total	$2,115,517	$2,127,464
Less unamortized debt issuance costs and discount	(982,317)	(1,196,843)
Less current portion	(50,465)	(51,135)
Less note payable in default (paid April 2022)	(100,000)	(100,000)
Long-term debt, net of unamortized debt discount and current portion	$982,735	$779,486

Future maturities of long-term debt are as follows:

Years ending March 31,
2023	$150,465
2024	1,655,061
2025	60,133
2026	63,362
2027	39,441
Thereafter	147,055
Total	$2,115,517

8.     Shareholder Promissory Notes

As of March 31, 2022 and December 31, 2021, the Company had an outstanding principal balance of $825,000 due to shareholders (formerly LLC members) under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature at various dates from August 2023 to December 2024 as follows: August 2023 - $500,000; January 2024 - $125,000; and December 2024 - $200,000. Interest paid to the shareholders under the Notes totaled $20,627 and $26,876 during the three months ended March 31, 2022 and March 31, 2021, respectively. There was no accrued interest as of March 31, 2022 and December 31, 2021 related to these Notes.

On May 15, 2021, the Company modified one shareholder Note in the amount of $250,000 to be a convertible note for the same amount. The shareholder also invested additional proceeds of $24,000 for a total convertible note of $274,000. The convertible note included detachable warrants to purchase 548,000 shares of the Company’s common stock. The convertible note bore interest at a rate of 10% per annum, had an initial maturity of two years from date of issue, and was convertible at $.50 per share. The modification resulted in a new effective annual interest rate of 9.15%. There was no accounting impact to the financial statements related to these modifications. On October 29, 2021, concurrent with the anticipated conversion from an LLC to a C corporation, the convertible note and warrants were modified under a Convertible Debenture Exercise and Waiver and Release Agreement and the shareholder agreed to convert the note and accrued interest into 236,498 shares of common stock resulting in a conversion price of $1.21 per share (see Note 10 – 2021 Convertible Notes/Extinguishment Loss on Debt Settlement).

9.    2020 Convertible Notes

In August and October of 2020, the Company received proceeds totaling $270,000 from the issuance of four Convertible Notes (“Notes”). The Notes accrued monthly interest at 6% per annum and included two options for conversion: (1) Automatic conversion of the principal balance and accrued interest into new financing securities issued in a new financing round of at least $1 million, not including the Notes — the conversion price to equal 85% of the price per unit at which the investor in the new financing purchased their equity securities; and (2) Optional conversion in founder securities if (a) the Company gives the investor notice of its intent to prepay the Note or (b) the Company has not consummated a new financing prior to maturity. The conversion price was equal to $17 million divided by the number of founder securities outstanding at the date of the Notes (100,000 LLC units), or $170 per unit. The Notes were to mature three years from date of issue. The outstanding balance at December 31, 2020 was $273,157, including accrued interest of $3,157, which was recognized as interest expense during 2020.

Under the first conversion option, the conversion was contingent upon a future event, and therefore the difference between the conversion price and the fair value of the equity units on the commitment date (transaction date) was not recognized. Under the second option, the conversion price of $170 exceeded the fair value of the Company’s units of $85 at date of issue and therefore no beneficial conversion feature was recorded.

In late 2020, all convertible debt holders were offered the opportunity for early conversion of their convertible notes into Class B LLC member units effective January 1, 2021. Three of the four convertible note holders converted notes with a principal balance of $170,000 and accrued interest of $3,157 into 2,338 Class B member units (the equivalent of 59,515 shares of common stock) at per unit conversion prices ranging from $67 - $76 (per share prices ranging from $2.66 - $3.00). In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the fair value of the additional units issued under the induced conversion over the value of the number of units issuable under the original terms of the convertible note agreements is recognized as debt conversion expense. Accordingly, upon early conversion on January 1, 2021, the Company recognized $112,133 of debt conversion expense with a corresponding entry to equity of $285,290 consisting of the $173,157 of principal and accrued interest converted and the excess fair value of $112,133.

The fourth convertible note holder opted out of the early conversion and instead, the original note with a principal balance of $100,000 was modified into a term loan effective January 1, 2021 (see Note 7 – Long Term Debt). The modification included the elimination of the conversion feature, an increase in the interest rate from the original 6% per annum to 10% per annum, to be paid monthly instead of accrued, and an earlier maturity date of December 31, 2021. The modification resulted in a new effective annual interest rate of 9.58%, and a revised one-year maturity on December 31, 2021 (see Note 6 – Line of Credit and Short-Term Revolving Loans). There was no accounting impact to the financial statements related to this modification. The note was paid in full in April 2022 (see Note 21 – Subsequent Events)

10.    2021 Convertible Notes/Extinguishment Loss on Debt Settlement

From May to September 2021, the Company received gross proceeds of $2,929,000 from the issuance of unsecured convertible notes (the “Notes”), of which $44,000 was received from existing shareholders. Additionally, a shareholder converted a promissory note to a convertible note identical in terms discussed below (see Note 8 – Shareholder Promissory Notes).

At the option of the Note holders and after the completion of a merger with a Special Purpose Acquisition Company (“SPAC”) or an Initial Public Offering (“IPO”), the holder could convert all or a part of the outstanding principal and accrued interest into shares of common stock of the merged or public company. The Notes included detachable warrants (“Warrants”) to purchase 3,862,000 shares of the merged or public company. The Notes bore interest at a rate of 10% per annum, had an initial maturity of two years from date of issue, and were convertible at per-share prices ranging from $0.50 to $2.50. Effective January 1, 2021, the Company early adopted ASU 2020-06, and accordingly, no beneficial conversion features were recognized. The Notes were accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the Notes were recorded as a single liability measured at amortized cost on the consolidated Balance Sheet. The Company incurred $148,000 of debt issuance costs relating to the issuance of the Notes, which were recorded as a reduction to the Notes on the Balance Sheet. The debt issuance costs were being amortized and recognized as additional interest expense over the term of the Notes using the straight-line method because it is not substantially different from the effective interest rate. Amortization of debt discount totaled $27,271 through the effective date of the conversion from LLC to a C corporation (see Note 15 – Conversion to a C Corporation). Since the Warrants were not exercisable until a merger with a SPAC or an IPO, there was no impact on the financial statements at date of grant.

On October 29, 2021, in anticipation of conversion from LLC to a C corporation, the Notes and Warrants were modified under Convertible Debenture Exercise and Waiver and Release Agreements with the individual creditors. The Note holders agreed to settle the debt for an aggregate of 1,527,647 shares of common stock with a fair value of $5,545,359 ($3.63 per share). Since this transaction involved contemporaneous issuance of shares of common stock by the Company to the Note holders, we evaluated the transaction for modification and extinguishment accounting and determined that the debt was extinguished as a result of the issuance of shares that do not represent the exercise of a conversion right contained in the original terms of the Notes at issuance.

The settlement of the debt resulted in a recognized loss of $2,262,658 recorded as extinguishment loss on debt settlement in November 2021, calculated as the excess of the fair value of shares issued over the carrying amount of the debt. In addition, the fair value of warrants of $407,700 issued in exchange for services related to the extinguished debt (see Note 20 – Stockholders’ Equity) and the unamortized portion of debt discount remaining at date of settlement of $120,729 were also recorded as extinguishment loss on debt settlement for an aggregate loss of $2,791,087.

11.    Trust Agreement for Designated Beneficiaries

In March 2020, the LLC members established a Trust for the granting of membership interests to three individuals. At the time of grant, the existing LLC members (“Settlors”) transferred 8% of the ownership and membership interests (8,000 membership units, equivalent to 192,234 shares of common stock) of the Company to a Trust for the purpose of holding the vested interests for the three beneficiaries. The Settlors continued to hold title to the membership interests conveyed to the Trust until the Company operating agreement was restated, and the Settlors continued to receive their pro rata distribution of profits and losses from the interests until that occurred. At the date of issuance, the fair value of the membership interests issued was determined to be nominal and no expense was recorded in connection with the grants. The operating agreement was amended and restated effective January 1, 2021 and the units/shares were allocated from the Trust to the grantees.

12.    Commitments and Contingencies

Operating Leases

The Company leases its warehouses and office space under long-term lease arrangements. None of its leases include characteristics specified in ASC 842, Leases, that require classification as financing leases, and accordingly, these leases are accounted for as operating leases. The Company does not recognize a right-of-use asset and lease liability for short term leases, which have terms of 12 months or less. For longer-term lease arrangements that are recognized on the Company’s Balance Sheet, the right-of-use asset and lease liability are initially measured at the commencement date based upon the present values of the lease payments due under the leases.

The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under the arrangement. Under ASC 842, the incremental borrowing rate (IBR) for leases must be (1) a rate of interest over a similar term, and (2) for an amount that is equal to the lease payments. The Company uses both the Federal Reserve Economic Data (FRED) U.S. corporate debt effective yield and the U.S. Treasury rates adjusted for credit spread as the primary data points for purposes of determining the IBR.

During the three months ended March 31, 2022, the Company entered into two new long-term, non-cancelable operating lease agreements for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $238,947 and $2,109,562, respectively, representing the present value of the lease payments discounted using an effective interest rate of 8.07% and 8.86%, respectively, and corresponding right-of-use assets of $238,947 and $2,109,562, respectively. The leases expire in December 2026 and December 2028, respectively. The second lease contains one three-year option to renew. The lease is guaranteed by the majority shareholder.

During the three months ended March 31, 2021, the Company entered into a long-term, non-cancelable operating lease agreement for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $1,268,089, representing the present value of the lease payments discounted using an effective interest rate of 7.47% and a corresponding right-of-use asset of $1,268,089. The lease expires in January 2028 and contains one three-year option to renew. The lease is guaranteed by the majority shareholder.

The Company has two other leases that expire in January 2023 and February 2025. The leases generally provide for annual increases based on a fixed amount and generally require the Company to pay real estate taxes, insurance, and repairs. Both leases are guaranteed by the majority shareholder.

The following is a summary of total lease costs during the three months ended:
	March 31, 2022	March 31, 2021
Operating lease cost	$164,230	$61,312
Short-term lease costs	1,968	517
Variable lease costs	—	—
Sublease income	(48,598)	(3,477)
Lease Cost	$117,600	$58,352

The weighted-average remaining lease term is 6.16 years and 5.64 years as of March 31, 2022 and December 31, 2021, respectively. The weighted average discount rate is 8.52% and 8.02%, as of March 31, 2022 and December 31, 2021, respectively. Operating cash flows from the operating leases totaled $93,755 and $31,856 for the three months ended March 31, 2022 and 2021, respectively.

The total lease liability as of March 31, 2022 and December 31, 2021 was $3,566,402 and $1,311,649, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2022, for years ending March 31:

Total

2023	$750,783
2024	713,822
2025	729,599
2026	717,328
2027	722,542
Thereafter	992,735
Total future minimum lease payments	$4,626,809
Less imputed interest	(1,060,407)
Total	$3,566,402

Current lease liability	$466,013
Noncurrent lease liability	$3,100,389
Total	$3,566,402

Subleases

The Company subleases office and warehouse space under three of its existing operating leases with similar terms as the Company’s lease agreements. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $48,598 and $3,477 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, deferred income and a sublease deposit totaled $14,038 and $13,690, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The following are the total future minimum sublease payments as of March 31, 2022:

Years ending March 31,

2023	$91,132
2024	35,447
2025	33,384
Total future minimum lease payments	$159,963

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

13.    401(k) Plan

During 2021, the Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

14.    Issuance of Shares/Membership Units

On January 1, 2021, the Company issued 2,338 Class B member units (equivalent to 59,515 shares of common stock) upon the conversion of convertible notes and accrued interest totaling $173,157 (see Note 9 – 2020 Convertible Notes).

On January 1, 2021, the Company issued 262 Class B membership units (equivalent to 6,667 shares of common stock) in exchange for building signage valued at $20,000.

In March 2021, the Company sold 3,185 Class B membership units (equivalent to 81,106 shares of common stock) to three new members for gross proceeds of $270,000.

15.    Conversion to a C Corporation

Effective November 1, 2021, the Company converted from an LLC to a C corporation under the State of Nevada statutes in anticipation of an upcoming initial public offering, and changed its name to Expion360 Inc. The membership units of the existing LLC members and all existing convertible note holders (see Note 10 - 2021 Convertible Notes/Extinguishment Loss on Debt Settlement) converted into an aggregate of 4,181,111 shares of common stock. Additionally, investors purchased 88,889 shares of common stock for total proceeds of $316,400 and 30,000 shares of common stock were issued in exchange for legal services. The 30,000 shares issued in exchange for legal services were valued at $108,900 at date of grant based on the per share price of $3.63 paid for shares issued at the time of the conversion to a C corporation. The Company’s issued and outstanding shares of common stock totaled 4,300,000 upon conversion to a C corporation.

16.    Interest Expense

During the three months ended March 31, 2022, interest expense of $362,114, as shown on the accompanying Statements of Operations, includes interest expense related to amortization of debt discount totaling $214,527 (See Note 7 – Long-Term Debt).

17.    Income Taxes

In anticipation of an initial public offering, the Company converted from a limited liability company to a C corporation, a taxable entity, effective November 1, 2021.

Through October 31, 2021, the Company had been treated as an S corporation for federal and state income tax purposes, such that the Company’s taxable income is reported by members in their respective tax returns. The Company was only subject to state franchise taxes and fees. For the three months ended March 31, 2022 and 2021, the Company incurred a provision for state franchise fees of $150 and zero, respectively.

Since converting to a C corporation, the Company has incurred losses and consequently has recorded no provision for state or federal income taxes for the three months ended March 31, 2022. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of March 31, 2022 and December 31, 2021, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate.

18.    Related Party Transactions

During the three months ended March 31, 2022 and 2021, related party transactions consisted of Shareholder Promissory Notes, one of which was modified in May 2021 to be a convertible note with warrants. During the year ended December 31, 2021, the Company also received proceeds totaling $44,000 for the issuance of convertible notes from existing LLC members/shareholders. The notes included warrants to purchase common stock. The notes and warrants were subsequently modified (see Note 8 – Shareholder Promissory Notes and Note 10 – 2021 Convertible Notes/Extinguishment Loss on Debt Settlement).

19.    Stock Option Plans

The Company has adopted the 2021 Employee Stock Option Plan and the 2021 Incentive Award Plan, which will become effective upon an initial public offering.

20.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2022 and December 31, 2021, 4,300,000 shares of common stock were issued and outstanding and as of March 31, 2021, 2,501,927 shares of common stock, were issued and outstanding. No shares of preferred stock have been issued.

A holder of common stock is entitled to one vote for each share of common stock. The holders of common stock have no conversion, redemption or preemptive rights and shall be entitled to receive dividends when, as, and if declared by the board of directors. Upon dissolution, liquidation, or winding up of the Company, after payment or provision for payment of debts and other liabilities of the Company, subject to the rights, if any, of the holders of any class or series stock having a preference over the right to participate with common stock with respect to the distribution of assets of the Company upon such dissolution, liquidation, or winding up of the Company, the holders of common stock shall be entitled to receive the remaining assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares of common stock held.

Since no shares of preferred stock have been issued, no rights and privileges of preferred stockholders have been defined.

In November 2021, the Company received gross proceeds of $1,600,000 ($1,385,000, net of issuance costs of $215,000), for the issuance of senior secured promissory notes (see Note 7 – Long-Term Debt). The notes include detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share. The warrants are exercisable for a period of 10 years from date of grant. Of the total gross proceeds received of $1,600,000, $809,806 was allocated to the warrants and $790,194 to the notes, based on their relative fair values. The relative fair value of the warrants of $809,806 at the time of issuance was recorded as additional paid-in capital with a corresponding debt discount reducing the carrying value of the notes. Additionally, the Company issued 77,163 warrants to purchase shares of common stock to underwriters in connection with obtaining the notes. The warrants are exercisable at $3.32 per share for a period of 10 years from date of grant. The fair value of the warrants of $262,354 was recorded as additional paid-in capital and reduced the carrying value of the notes. The total discount on the notes of $1,287,160, including cash paid for fees of $215,000, is being amortized to interest expense over the term of the notes using the straight-line method because it is not substantially different from the effective interest rate method. As of March 31, 2022 and December 31, 2021, $214,527 and $90,317, respectively, was amortized to expense and the unamortized discount on the note as of March 31, 2022 and December 31, 2021 was $982,317 and $1,196,843, respectively. The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and the following assumptions: per share price of common stock on date of grant of $3.63, expected dividend yield of 0%, expected volatility of 110.8%, risk-free interest rate of 1.63% and expected life based on contractual life of 10 years.

The Company also issued warrants to purchase 151,000 shares of common stock in in exchange for prior services related to the extinguished 2021 convertible notes. The warrants are exercisable at $2.90 per share for a period of 3 years from date of grant. The fair value of the warrants of $407,700 was recorded as additional paid-in-capital and expensed to extinguishment loss on debt settlement (see Note 10 - 2021 Convertible Notes/Extinguishment Loss on Debt Settlement).

In November 2021, the Company issued 30,000 options for the purchase of common stock in exchange for legal services. The options issued were not issued under the Company’s stock option plans (see Note 19 – Stock Option Plans). The options are exercisable at $3.32 per share for a period of 3 years from date of grant. The fair value of the options of $79,200 was recorded as additional paid-in capital with a corresponding charge to legal expense.

The fair value of the warrants and options was determined at date of issuance using the Black-Scholes option-pricing model and the following assumptions: per share price of common stock on date of grant of $3.63, expected dividend yield of 0%, expected volatility of 122.7%, risk-free interest rate of 0.71% and expected life based on contractual life of 3 years.

As of March 31, 2022 and December 31, 2021, a total of 710,431 warrants and 30,000 options were outstanding, all of which are exercisable at any time at the option of the holder. Of the warrants, a total of 559,431 warrants are exercisable at $3.32 per share and have a remaining life of approximately 9.92 years and 151,000 are exercisable at $2.90 per share and have a remaining life of approximately 2.83 years. The 30,000 options have an exercise price of $3.32 per share and a remaining life of approximately 2.83 years. There were no options or warrants issued as of March 31, 2021.

Common Stock Reserved for Future Issuance

As of March 31, 2022 and December 31, 2021, approximately 740,431 shares of common stock were issuable upon conversion or exercise of rights granted under warrant and stock option agreements. Additionally, as of March 31, 2022, 35,714 shares of common stock are reserved for issuance under a service agreement. The following is a summary of common stock shares reserved for future issuance as of March 31, 2022:

Exercise of warrants	710,431
Issuance of shares pursuant to a services agreement	35,714
Exercise of stock options	30,000
Total shares of common stock reserved for future issuances	776,145

21.    Subsequent Events

The date to which events occurring after March 31, 2022, the date of the most recent Balance Sheets, have been evaluated for possible adjustment to the financial statements or disclosures is May 5, 2022, which is the date the financial statements were issued.

On April 1, 2022, the Company completed an initial public offering. A total of 2,466,750 shares of common stock were sold at $7 per share in the IPO, including 321,750 shares sold to underwriters, for total gross proceeds of $17,267,250, or net proceeds of $15,735,870 after issuance costs of $1,531,380. The net proceeds of $15,735,870 resulted in an increase to common stock of $2,467, representing 2,466,750 shares at $.001 par value, and an increase to additional paid in capital of $15,733,403. During the three months ended March 31, 2022, the Company incurred additional costs related to the IPO of $423,634, which are shown as Deferred IPO costs on the accompanying Balance Sheets. These costs, plus any IPO-related costs incurred subsequent to March 31, 2022, shall reduce additional paid-in capital.

Upon the completion of the IPO, both of the Company’s stock option plans became effective (see Note 19 – Stock Option Plans) and the Company has reserved 3,500,000 additional shares of common stock pursuant to the plans.

In March 2022, the Company entered into a services agreement with a consultant whereby the Company is committed to pay the consultant $250,000 in shares of common stock valued at $7 per share, restricted under SEC rule 144, to be earned and distributed in three installments commencing with the date of the IPO. In April and May of 2022, the consultant earned, and the Company issued, the first two installments totaling 23,810 shares.

From the IPO proceeds, in April 2022 the Company paid off working capital loans totaling $550,000 (see Note 6 – Line of Credit and Short-Term Revolving Loans) and notes payable of $100,000 and $1,600,000 (see Note 7 – Long-Term Debt), plus related interest totaling $213,895.

In May 2022, the Board of Directors and the Compensation Committee of the Company approved awards of 930,000 stock options to certain advisors, officers, employee directors, non-employee directors, and other employees pursuant to the Corporation’s 2021 Incentive Award Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related condensed notes thereto, which are included in Part I of this report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, which are included in Part I of this report.

We focus on the design, assembly, manufacturing, and sales of lithium iron phosphate (LiFePO4) batteries and supporting accessories for recreational vehicles (“RVs”) and marine applications with plans to expand into home energy storage products and industrial applications. We design, manufacture, and distribute high-powered, lithium battery solutions using ground-breaking concepts with a creative sales and marketing approach. Our product offerings include some of the most dense and minimal-footprint batteries in the RV & Marine industry. We are developing the e360 Home Energy Storage: a system that we expect to significantly change the industry in barrier price, flexibility, and integration. We are deploying multiple IP strategies with cutting-edge research, manufacturing processes, and unique products to sustain and scale the business. We currently have customers consisting of dealers, wholesalers, and original equipment manufacturers who are driving revenue and brand awareness nationally.

Our corporate headquarters are based in Redmond, Oregon, with assembly in the United States and suppliers based in Asia. We are currently in the process of building out manufacturing capacity at our corporate headquarters. Our long-term target is to onshore the manufacturing of most of our components and assemblies, including cell manufacturing, to the United States.

Our main target markets are the RV & Marine industry. We believe that we are currently well positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. Additional focus markets include home energy storage, where we aim to provide a cost-effective, low barrier of entry, and a do-it-yourself (“DIY”) flexible system for those looking to power their homes via solar energy, wind, or grid back-up. Along with RV/Marine and home energy storage markets, we aim to provide additional capacities to the ever-expanding electric forklift and industrial material handling markets.

Expion360’s VPR 4EVER product line, which is manufactured for the RV/Marine industry, was launched in December 2020. The VPR 4EVER product line, through its rapid sales growth, has shown to be a preferred conversion solution for lead-acid batteries. We believe that our e360 Home Energy Storage system has strong revenue potential with recurring income opportunities for us and our associated sales partners.

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate, detailed-oriented design, engineering, and manufacturing, and strong case materials and internal and structural layouts, and are backed by responsive customer service.

COMPETITIVE STRENGTHS

We believe the following strengths differentiate Expion360 and create long-term sustainable competitive advantages.

Superior Capacity to Lead Acid Competitors

Lead-acid batteries have always been the standard in RV and marine transportation vehicles. Our lithium-ion batteries offer superior capacity to our lead-acid competitors. Our batteries utilize lithium iron phosphate, and therefore, are expected to have a lifespan of approximately 12 years — three to four times that of certain lead-acid batteries and with ten times the number of charging cycles. Furthermore, our typical battery provides three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a .1C rate).

Battery Pack Flexibility

Our battery packs are also highly flexible, designed to be moved and used in various applications seamlessly. We plan to onshore our semi-automated pack assembly in Redmond, Oregon beginning in the fourth quarter of 2022. This should allow us to use a more flexible approach to forming and creating new battery packs. By onshoring, we expect to be able to react to market demands at a much quicker pace and increase profit levels over our competition.

Strong National Retail Customers

We have a national presence with several large retail customers, such as Camping World.

Long-time RV and Marine Industry Experience and Relationship

John Yozamp, Founder of Expion360, pioneered multiple new recreational concepts in the RV industry. As the founder and previous owner of Zamp Solar, he has extensive relationships in the RV OEM industry.

Strong Insider Ownership

Expion360 is owned and managed by a team with a strong track record in the RV and clean energy spaces. In addition, our company insiders owned over 59% equity in the company immediately prior to the initial public offering, signaling a strong commitment and personal investment in the company.

Expansion into New Markets

While RV and marine applications currently drive revenue, Expion360 has plans to expand into the home energy market in the coming years. Our e360 Home Energy Storage system is planned to target entry level customers with its modular design that will allow for DIY expansion. We see the vision of stored energy as a portable, moving concept, where stored energy can be transported from the home to other devices outside of it. Furthermore, Expion360 plans to file for IP protection for Expion360’s “Smart Talk” upon completion of development. “Smart Talk” is designed to allow multiple batteries in a bank to communicate as one and be linked to a network.

Strong Distribution Channels

Expion360 has sales relationships with many major RV and marine retailers and plans to use what we believe is a strong reputation in the lithium battery space to create an even stronger distribution channel. John Yozamp has used his decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space. Expion360 has already established a sales relationship with Camping World, the largest RV retailer with sales representing around 25% of all new RVs sold nationwide, as well as Electric World, Patrick Distribution, and NTP-STAG, a leading distributor of aftermarket RV parts.

RECENT DEVELOPMENTS AND TRENDS

In addition to the recent developments identified in in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering, our business in 2022 has been impacted, and we believe will continue to be impacted by the following recent events and trends:

On April 1, 2022, the Company completed an initial public offering. A total of 2,466,750 shares of common stock were sold at $7 per share in the IPO, including 321,750 shares sold to underwriters, for total gross proceeds of $17,267,250, or net proceeds of $15,735,870 after issuance costs of $1,531,380. During the three months ended March 31, 2022, the Company incurred additional costs related to the IPO of $423,634, which are recorded as deferred costs as of March 31, 2022. These costs, plus any IPO-related costs incurred subsequent to March 31, 2022, shall reduce additional paid-in capital.

From the IPO proceeds, in April 2022 the Company paid off working capital loans totaling $550,000 (see Note 6 – Line of Credit and Short-Term Revolving Loans) and notes payable of $1.7 million, plus related interest totaling $213,895.

We experienced overall improvements in sales trends in the three-month period ended March 31, 2022.

Our new leased distribution center in Elkhart, Indiana became operational in first quarter of 2022 and our new leased facility in Redmond, Oregon is under development with roughly $950,000 of proceeds from the IPO earmarked for the construction of a new assembly line and associated equipment for quality testing and material handling.

KEY LINE ITEMS

Revenue Recognition

The Company’s revenue is generated from the sale of products consisting primarily of batteries and accessories. The Company recognizes revenue when control of goods or services is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. Materially, all of our sales are within the United States.

Cost of Sales

Our primary cost of sales is related to our direct product and landing costs. Direct labor costs consist of payroll costs (including taxes and benefits) of employees directly engaged in assembly activities. Overhead consists primarily of warehouse rent and utilities. The costs can increase or decrease based on costs of product and assembly parts, purchased at market pricing, customer supply requirements, and the amount of labor required to assemble a product, along with the allocation of fixed overhead.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, and sales and marketing costs. Other costs include facility and related costs, professional fees and other legal expenses, consulting, tax and accounting services, sales and marketing expenses.

Interest and Other Income, net

Interest expense consists of interest costs on loans with interest rates ranging from 10% to 15% and amortization of debt issuance costs.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales.

	Three Months Ended
	March 31,
	2022	2021
Net sales	100%	100%
Cost of sales	60.0	68.9
Gross profit	40.0	31.1
Selling, general, and administrative expenses	55.5	35.9
Loss from operations	(15.5)	(4.8)
Other expense — net	16.8	23.1
Loss before income taxes	(32.3)	(27.9)
Net loss	(32.3)	(27.9)

Sales

Sales for the three months ended March 31, 2022 increased by 143.5%, or approximately $1.27 million, compared to the corresponding period in 2021. The increase was primarily attributable to an increase in our overall sales volume.

Cost of Sales

Total cost of sales for the three months ended March 31, 2022 increased by 112.1%, or approximately $684,000, compared to the corresponding period in 2021, but decreased as a percentage of sales by 8.9%. The increase in costs and decrease as a percentage of sales is primarily attributed to improved efficiencies due to the increase in our overall sales volume.

Gross Profit

Our gross profit as a percentage of sales increased to 40.0% for the three months ended March 31, 2022, compared to 31.1% for the three months ended March 31, 2021. The increase in gross profit was primarily attributable to our expanded product line of six new batteries that was launched in late 2020, which gained continuous momentum and increased demand throughout 2021 and into first quarter of 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 increased by 277%, or approximately $879,000, compared to the corresponding period in 2021 due to increased costs to support our growth in sales and business development efforts along with various expenses incurred in preparation for our initial public offering. The most substantial increases were in salaries and benefits, legal and professional services (primarily in relation to preparation for our initial public offering), sales and marketing, and rents and utilities.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended 3/31/22	Three Months Ended 3/31/21

Salaries and benefits	$622,674	$132,571
Sales and marketing	160,038	56,486
Rents, maintenance, utilities	134,505	47,462
Legal and professional	106,568	7,149
Software, fees, tech support	38,923	16,480
Travel expenses	33,487	6,884
Supplies, office	30,891	18,469
Depreciation	27,434	9,102
Insurance	19,587	4,585
Research and development	5,316	6,759
Other	16,953	11,468
Total	$1,196,376	$317,415

Other Expense

Our other expense for the three months ended March 31, 2022 and 2021 was approximately $362,000 and $205,000, respectively. Other expense for the three months ended March 31, 2022 is made up almost entirely of interest expense, of which $214,527 was attributable to the amortization of debt discount, including $178,693 of non-cash amortization related to warrants issued in connection with debt. The remaining interest of $147,587, attributed to debt obligations, increased approximately $55,000 compared to the corresponding period in 2021. The change is primarily related to a higher average debt balance during the three months ended March 31, 2022 compared to the corresponding period in 2021. The remaining balance of other expense during the three months ended March 31, 2021, totaling approximately $112,000, was related to debt conversion expense on an induced conversion that occurred on January 1, 2021. The expense was calculated as the fair value of the additional units issued under the induced conversion over the value of the number of units issuable under the original terms of the convertible notes that were converted.

Net Loss

Our net loss for the three months ended March 31, 2022 and 2021 was $696,853 and $247,193, respectively. The increase in net loss was primarily the result of increased selling, general, and administrative expenses as we invested in human resources, facilities, and business development in preparation of our expanded growth objectives along with an increase in legal and professional costs associated with the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022 and December 31, 2021, our current assets exceeded current liabilities by approximately $2.3 million and $3.2 million respectively, and we had cash and cash equivalents of approximately $799,000 and $773,000, respectively. On April 1, 2022, we closed our initial public offering which resulted in approximately $15.7 million of net proceeds.

Short-term liquidity requirements

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion. As of March 31, 2022, we expect our short-term liquidity requirements to include (a) approximately $950,000 of capital additions; (b) principal debt payments totaling approximately $2.3 million, of which $2.25 million and related interest totaling approximately $214,000, was paid in April 2022 with the proceeds received from the IPO; and (c) lease obligation payments of approximately $751,000, including imputed interest. Additionally, we anticipate we will invest approximately $7.25 million in working capital and inventory, $850,000 in sales and marketing, $675,000 in research and development, and $1.13 million in general corporate purposes.

Long-term liquidity requirements

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for eighteen months.

Based on our current business plan, we believe that cash flows from operations, together with the proceeds from the initial public offering will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service over the next eighteen months. Our ability to make scheduled principal and interest payments, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, the competitive environment, and other factors, including those outlined in the “Risk Factors” section of this prospectus. If our estimates of revenues, expenses, capital, or liquidity requirements change or are inadequate to support our growth or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity and/or arrange additional debt financing. We may also seek to raise additional equity and/or arrange debt financing to give us the financial flexibility to pursue attractive opportunities that may arise in the future.

Cash flows provided by (used in) operating activities

We generated positive cash flows from operating activities of approximately $506,000 for the three months ended March 31, 2022, compared to negative cash flows of approximately $298,000 for the corresponding period in 2021. Significant factors affecting operating cash flows during the periods included:

For the three months ended March 31, 2022, our loss of $696,853 was adjusted and reduced by non-cash transactions including amortization of debt discount of approximately $215,000 and depreciation of approximately $29,000. For the three months ended March 31, 2021, our loss of $247,193 was adjusted and reduced by non-cash transactions including a debt conversion expense on induced conversion of approximately $112,000 and depreciation of approximately $10,000.

·	Cash provided by (used for) accounts receivable was approximately $196,000 and ($231,000), representing a decrease (increase) in accounts receivable for the three months ended March 31, 2022 and 2021, respectively. This is primarily due to increased revenues in December 2021 compared to December 2020. The Company’s receivables have historically been collected within 30 to 45 days. As of December 31, 2021, accounts receivable totaled approximately $775,000 compared to approximately $209,000 as of December 31, 2020, whereas net sales for the month of March 2022 were approximately $636,000, compared to approximately $608,000 in March 2021. Thus, accounts receivables, which consists primarily of March sales, decreased as of March 31, 2022 compared to March 31, 2021.

·	The decrease in accounts receivable for the three months ended March 31, 2022 is offset by an increase in accounts payable of approximately $279,000 compared to a decrease in of approximately $19,000 for the corresponding period in 2021. This is primarily attributed to an increase in operational costs and expenses to support growth and the IPO.

·	Cash provided by inventory and prepaid inventories was approximately $535,000 and $82,000 for the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by inventory and prepaid inventory is primarily due to significant prepayments of inventory to China suppliers that were made in the 4th quarter of 2021 in order to have sufficient inventory for projected sales in the first quarter 2022. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required. Sales for the three months ended March 31, 2022 increased over sales for the three months ended March 31, 2021 by approximately $1.27 million.

Cash flows used in investing activities

We used cash in investing activities of approximately $33,000 and $27,000 for the three months ended March 31, 2022 and 2021, respectively. Cash used in financing activities was entirely used for capital purchases of property and equipment related to expanding and improving our facilities and infrastructure. We anticipate that we will spend between $450,000 and $950,000 in 2022 as we expand our production facilities and build new assembly lines.

Cash flows provided by (used in) financing activities

Cash provided by (used in) financing activities was approximately ($447,000) and $318,000 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 we paid down debt principal of approximately $24,000 compared to $77,000 for the three months ended March 31, 2021. During the three months ended March 31, 2021, we obtained working capital financing of $125,000 and, received proceeds from the sale of shares of $270,000 compared to no inflows from debt or equity transactions during the three months ended March 31, 2022. Deferred IPO costs for the three months ended March 31, 2022 was approximately $424,000, which was not applicable to the corresponding period in 2021.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest number of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. In the three months ended March 31, 2022, there were no changes to the application of critical accounting policies previously disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development, or commercialization of the business or any assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

·	We operate in an extremely competitive industry and are subject to pricing pressures.
·	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
·	Our results of operation may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”).
·	If we fail to expand our sales and distribution channels, our business could suffer.
·	Our ability to expend into international markets is uncertain.

·	Nearly all of our raw materials enter the United States through a limited number of ports and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.
·	The uncertainty in global economic conditions could negatively affect the Company’s operating results.
·	Government reviews, inquiries, investigations, and actions could harm our business or reputation.
·	Our operating results could be adversely affected by changes in the cost and availability of raw materials.
·	Increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.
·	We could face potential product liability claims relating to products we assemble, manufacture, or distribute, which could result in significant costs and liabilities, which would reduce our profitability.
·	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
·	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.
·	Quality problems with our products could harm our reputation and erode our competitive position.
·	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
·	Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
·	Our management team has limited experience managing a public company.
·	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and we assume no obligation to update or disclose revisions to those estimates. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections.

NOTICE REGARDING TRADEMARKS

This report includes trademarks, tradenames, and service marks that are our property or the property of others. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering. In the three months ended March 31, 2022, there were not material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the factors discussed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results, particularly in light of the precarious and unpredictable nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022	/s/ John Yozamp John Yozamp Chief Executive Officer
Date: May 12, 2022	/s/ Brian Schaffner Brian Schaffner Chief Financial Officer