Form 10-Q
period 2022-06-30
Expion360 Inc.
filed 2022-08-11
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 001-41347

EXPION360 INC.

(Exact name of registrant as specified in its charter)

Nevada (state or other jurisdiction of incorporation or organization)	81-2701049 (IRS Employer Identification No.)

2025 SW Deerhound Ave Redmond OR 97756

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (541) 797-6714

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	XPON	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☒ Smaller Reporting Company	☒ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of August 4, 2022
Common Stock, $.001 par	6,802,464

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets

	(Unaudited) June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$10,390,476	$773,238
Accounts receivable	800,277	775,160
Inventory	2,758,157	2,051,880
Prepaid/in-transit inventory	1,367,219	1,081,225
Prepaid expenses and other current assets	138,555	71,703
Total current assets	15,454,684	4,753,206

Property and equipment	1,014,386	523,419
Accumulated depreciation	(163,496)	(96,190)
Property and equipment, net	850,890	427,229

Other Assets
Operating leases – right-of-use asset	3,403,588	1,281,371
Deposits	224,595	63,901
Total other assets	3,628,183	1,345,272
Total assets	$19,933,757	$6,525,707

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$206,912	$63,180
Customer deposits	249,109	436,648
Accrued expenses and other current liabilities	261,589	140,618
Line of credit and short-term revolving loans	—	550,000
Current portion of operating lease liability	465,789	218,788
Liability for sale of future revenues, net	—	11,502
Note payable in default	—	100,000
Current portion of long-term debt	77,714	51,135
Total current liabilities	1,261,113	1,571,871

Long-term debt, net of current portion and discount	504,330	779,486
Operating lease liability, net of current portion	2,987,698	1,092,861
Shareholder promissory notes	825,000	825,000
Total liabilities	5,578,141	4,269,218

Expion360 Inc. Balance Sheets - Continued
Stockholders’ equity	(Unaudited) June 30, 2022	December 31, 2021
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 6,802,464 and 4,300,000 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6,802	4,300
Additional paid-in capital	25,239,654	8,355,140
Accumulated deficit	(10,890,840)	(6,102,951)
Total stockholders’ equity	14,355,616	2,256,489
Total liabilities and stockholders’ equity	$19,933,757	$6,525,707

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Sales, net	$2,202,720	$993,773	$4,358,064	$1,878,766
Cost of sales	1,496,394	617,505	2,789,884	1,227,476
Gross profit	706,326	376,268	1,568,180	651,290
Selling, general and administrative	3,621,572	417,426	4,817,948	734,841
Loss from operations	(2,915,246)	(41,158)	(3,249,768)	(83,551)

Other (Income) / Expense
Interest income	(94)	(12)	(94)	(160)
Debt conversion expense	—	—	—	112,133
Interest expense	1,175,719	89,290	1,537,832	182,104
Other expense	15	—	83	—
Total other expense	1,175,640	89,278	1,537,821	294,078
Loss before taxes	(4,090,886)	(130,436)	(4,787,589)	(377,628)

Franchise taxes	150	—	300	—
Net loss	$(4,091,036)	$(130,436)	$(4,787,889)	$(377,628)

Net loss per share (basic and diluted)	$(0.62)	$(0.05)	$(0.88)	$(0.15)
Weighted-average number of common shares outstanding	6,638,825	2,653,464	5,469,413	2,577,696

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Six Months ended June 30, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	2,430,514	$2,431	$—	$(1,382,093)	$(1,379,662)
Issuance of shares upon conversion of convertible notes	59,515	59	173,098	—	173,157
Effect of induced conversion of debt	—	—	112,133	—	112,133
Issuance of shares in exchange for building signage	6,667	7	19,993	—	20,000
Issuance of shares for cash	81,106	81	269,919	—	270,000
Net loss	—	—	—	(247,193)	(247,193)
Balance at March 31, 2021	2,577,802	$2,577	$575,143	$(1,629,286)	$(1,051,565)
Issuance of shares for cash	75,662	76	251,924	—	252,000
Net loss	—	—	—	(130,435)	(130,435)
Balance at June 30, 2021	2,653,464	$2,654	$827,067	$(1,759,721)	(930,000)

Balance at December 31, 2021	4,300,000	$4,300	$8,355,140	$(6,102,951)	$2,256,489
Net loss	—	—	—	(696,853)	(696,853)
Balance at March 31, 2022	4,300,000	$4,300	$8,355,140	$(6,799,804)	$1,559,636
Issuance of shares, net of issuance costs	2,466,750	2,466	14,770,021	—	14,772,487
Issuance of shares in exchange for IPO services	35,714	36	(36)	—	—
Issuance of stock options	—	—	2,114,529	—	2,114,529
Net loss	—	—	—	(4,091,036)	(4,091,036)
Balance at June 30, 2022	6,802,464	$6,802	$25,239,654	(10,890,840)	$14,355,616

The accompanying notes are an integral part of these financial statements

Expion360 Inc.
Statements of Cash Flows for the Six Months ended June 30 (Unaudited)

	2022	2021
Cash flows from operating activities

Net loss	$(4,787,889)	$(377,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	67,306	21,754
Accrued interest on convertible notes	—	14,464
Amortization of debt discount (sale of future revenues)	295	65,921
Amortization of debt discount - notes	1,196,843	4,721
Debt conversion expense on induced conversion of convertible notes	—	112,133
Increase in allowance for doubtful accounts	19,604	—
Stock-based compensation	2,114,529	—

Changes in operating assets and liabilities:
Increase in accounts receivable	(44,721)	(95,418)
(Increase) Decrease in inventory	(706,277)	54,563
Increase in prepaid/in-transit inventory	(285,994)	(697,798)
Increase in prepaid expenses and other current assets	(66,852)	(6,218)
Increase in deposits	(160,694)	(17,971)
Increase (Decrease) in accounts payable	(27,131)	8,192
Decrease in customer deposits	(187,539)	—
Decrease in accrued expenses and other current liabilities	120,971	34,410
Decrease in liability for refunds	—	(49,372)
Increase in right-of-use assets and lease liabilities	19,621	11,128
Net cash used in operating activities	(2,727,928)	(917,119)

Cash flows from investing activities
Purchases of property and equipment	(138,674)	(68,428)
Net cash used in investing activities	(138,674)	(68,428)

Cash flows from financing activities
Payments on line of credit and short-term revolving loans	(550,000)	(80,000)
Proceeds from sale of future revenues	—	125,000
Payments on liability for sale of future revenues	(11,797)	(161,691)
Principal payments on long-term debt	(1,726,850)	(8,206)
Proceeds from issuance of convertible notes, net of discount	—	1,017,000
Net proceeds from issuance of common stock	14,772,487	522,000
Net cash provided by financing activities	12,483,840	1,414,103

Net change in cash and cash equivalents	9,617,238	428,556
Cash and cash equivalents, beginning	773,238	290,675
Cash and cash equivalents, ending	$10,390,476	$719,231

 Expion360 Inc.

Statements of Cash Flows for the Six Months ended June 30, 2022 and 2021 (Unaudited) - Continued

Supplemental disclosure of cash flow information:	2022	2021
Cash paid for interest	$360,067	$109,131
Cash paid for franchise taxes	$300	$150

Non-cash operating activities:
Convertible notes and accrued interest converted to common stock	$—	$173,157
Reclassification of accrued interest to long-term debt	$—	$5,183
Reclassification of modified convertible note to long-term debt	$—	$100,000
Reclassification of modified member promissory note to convertible notes	$—	$250,000
Issuance of common stock in exchange for property and equipment	$—	$20,000
Acquisition/modification of operating lease right-of-use asset and lease liability	$2,348,509	$1,268,089
Purchases of property and equipment in exchange for long-term debt	$181,430	$—
Purchases of property and equipment in exchange for short-term payable	$170,863	$—

The accompanying notes are an integral part of these financial statements

1.    Organization and Nature of Operations

Expion360 Inc. (formerly Yozamp Products Company, LLC dba Expion360) (“the Company”) was incorporated in the state of Nevada in November 2021. Effective November 1, 2021, the Company converted to a C corporation. Prior to conversion, the Company was a limited liability company (LLC) with an indefinite life organized in the State of Oregon in June 2016. The LLC elected to be treated as a Subchapter S corporation effective January 1, 2017. Net profits and losses of the LLC and all distributions were allocated among the members in proportion to the ownership units held. The Original LLC Agreement was amended and restated on January 1, 2021 to add additional members and a non-voting class of member units. Upon conversion to a C corporation, all existing LLC members at the time of conversion were issued shares of common stock and became shareholders of the Company. (See Note 11 – Conversion to a C Corporation).

The Company designs, assembles, and distributes premium lithium batteries for RV, Marine, Golf, Industrial, Residential, and Off-The-Grid needs. The Company uses lithium iron phosphate (LiFePO4) batteries. LiFePO4 batteries are considered a top choice for high energy density, dependability, longevity, and safety, providing the ability to power anything, anywhere.

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and may continue to impact the Company’s business. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations, and financial position, and its disruption to the Company’s business and battery development and timeline, will depend in part on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes as of and for the year ended December 31, 2021, as disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering.

Unless otherwise noted, all references to shares and shareholders in the accompanying financial statements have been restated retrospectively, to reflect the equity structure of the C corporation as of the beginning of the first period presented.

Liquidity and Capital Resources

The Company has sustained recurring losses and has negative cash flows from operations for the six months ended June 30, 2022. Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s sales for the six months ended June 2022 increased 132% over sales for the six months ended June 30, 2021, as product demand continued to rise. On April 1, 2022, the Company completed an initial public offering and listing of its shares on the Nasdaq Stock Market (IPO). Proceeds from the IPO, net of costs, totaled $14,772,487, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt, which will help to improve monthly cash flows going forward. The remaining proceeds will be used, in part, to stock inventory to keep up with demand and to build in-house assembly lines to improve the cash-flow cycle, side-stepping the four-month turnaround that the Company currently experiences from suppliers in China. In the first half of 2022, a distribution warehouse was set up in Indiana to better service customers throughout the U.S and an assembly facility was leased in Redmond, Oregon for future expansion of the in-house assembly lines. Additionally, management has secured a secondary source for lithium iron phosphate cells used in its batteries that is based in Denmark, should supply disruption issues with China arise. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

The Company believes that as a result of the IPO, it currently has sufficient cash to meet its funding requirements for at least twelve months after the date of the issuance of these financial statements. However, the Company has experienced and continues to experience negative operating margins. The Company expects that it may need to raise additional capital in the future to expand its presence in the marketplace and achieve operating efficiencies, and to accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary materially from the estimates that were used. The Company’s significant accounting estimates include the carrying value of accounts receivable and inventory, the depreciable lives of fixed assets, and stock-based compensation.

Future events, including the extent and the duration of the COVID-19-related economic impacts and their effects, cannot be predicted with certainty and, accordingly, the Company’s accounting estimates require the exercise of judgment.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of June 30, 2022, cash balances exceeded FDIC limits by $2,050,818.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. The allowance for doubtful accounts totaled $19,604 as of June 30, 2022. There was no allowance for doubtful accounts as of December 31, 2021, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of June 30, 2022 and December 31, 2021, the Company had customer deposits totaling $249,109 and $436,648, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. The Company began in-house assembly in 2021 and as of June 30, 2022 and December 31, 2021, inventory consisted of finished assemblies totaling $1,455,428 and $985,537, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,302,729 and $1,066,343, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of June 30, 2022 and December 31, 2021. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $1,367,219 and $1,081,225 at June 30, 2022 and December 31, 2021, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended June 30, 2022 and 2021, approximately 96% and 93%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. During the six months ended June 30, 2022 and 2021, approximately 91% and 92%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. An adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Office furniture and equipment	3 - 7 years
Warehouse equipment	3 - 10 years
Tooling and molds	5 - 10 years
Manufacturing equipment	3 - 10 years
QA equipment	3 - 10 years

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three months or six months ended June 30, 2022 and 2021.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warranted for two years from date of sale and its branded VPR 4EVER Classic and Platinum batteries are warranted at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of June 30, 2022 and December 31, 2021 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is reasonably possible that the Company’s estimate of a liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. However, during 2020 the Company sold discontinued products and recorded a liability for refunds. As of December 31, 2020, the liability totaled $58,000. During the three months and six months ended June 30, 2021, the Company issued credits totaling $16,352 and $49,372, respectively, which were included in the refund liability as of December 31, 2020. As of December 31, 2021, all allowable discontinued products have been returned and the Company had no further refund liability. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

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

Concentration of Major Customers

A customer is considered a major customer when net revenue attributable to the customer exceeds 10% of total revenue for the period or outstanding receivable balances exceed 10% of total receivables.

During the three months ended June 30, 2022, sales to two customers totaled $350,583 and $321,597, respectively, comprising approximately 16% and 15% of total sales, respectively. During the six months ended June 30, 2022, sales to one customer totaled $1,218,581, comprising approximately 28% of total sales. Accounts receivable from this customer totaled $281,474, representing approximately 35% of total accounts receivable as of June 30, 2022. Accounts receivable from two additional customers totaled $115,399 and $87,318, representing approximately 14% and 11%, respectively of total accounts receivable as of June 30, 2022.

During the three months ended June 30, 2021, sales to two customers totaled $217,664 and $172,376, respectively, comprising approximately 22% and 18%, respectively, of total sales. During the six months ended June 30, 2021, sales to two customers totaled $316,028 and $237,264, respectively, comprising approximately 17% and 13%, respectively, of total sales. Accounts receivable from these customers totaled $71,378 and $32,898, representing approximately 23% and 11% of total accounts receivable as of June 30, 2021. Accounts receivable from two additional customers totaled $54,614 and $39,900, representing approximately 18% and 13%, respectively of total accounts receivable as of June 30, 2021.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $7,230 and $9,781 during the three months ended June 30, 2022 and 2021, respectively and $11,380 and $14,973 during the six months ended June 30, 2022 and 2021, respectively. Shipping and handling costs for shipping product to customers totaled $43,934 and $25,096 during the three months ended June 30, 2022 and 2021, respectively, and $82,658 and $49,730 during the six months ended June 30, 2022 and 2021, respectively, and are classified in selling, general and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $34,808 and $21,456 for the three months ended June 30, 2022 and 2021, respectively and $70,754 and $35,525 for the six months ended June 30, 2022 and 2021, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $100,905 and $4,952 for the three months ended June 30, 2022 and 2021, respectively and $106,221 and $11,712 for the six months ended June 30, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

Income Taxes

From January 1, 2017 to October 31, 2021, the Company was not subject to federal or state income taxes since it was a limited liability company taxed as an S corporation. The Company’s taxable income or losses were allocated to its members in accordance with their respective ownership percentages. Therefore, no provision or liability for federal income taxes was included in the accompanying financial statements for the relevant periods in 2021. Certain states impose minimum franchise taxes on entities taxed as an S corporation. Accordingly, the accompanying financial statements include provisions for state franchise tax fees.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of June 30, 2022 and December 31, 2021, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, short-term revolving loans, shareholder promissory notes, and long-term debt. The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term revolving loans approximates their respective carrying values because of the short-term nature of those instruments. The fair value of the shareholder promissory notes, convertible notes, and long-term debt approximates their respective carrying values because the interest rate approximates market rates available to the Company for similar obligations with the same maturities.

Segment Reporting

We currently operate in one reportable segment. An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,091,036)	$(130,436)	$(4,787,889)	$(377,629)
Weighted average common shares outstanding – basic and diluted	6,638,825	2,653,464	5,469,413	2,577,696
Basic and diluted net loss per share	$(0.62)	$(0.05)	$(0.88)	$(0.15)

As of June 30, 2022 and December 31, 2021, the Company has outstanding warrants and options convertible into 1,717,936 and 740,431 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	859,500	—	859,500	—
Warrants	858,436	—	858,436	—
	1,717,936	—	1,717,936	—

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation”, which requires compensation costs to be recognized at grant date fair value over the requisite service period of each of the awards. The Company recognizes forfeitures of awards as they occur.

The fair value of stock options is determined using the Black-Scholes-Merton option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected life. Changes to assumptions could cause significant adjustments to the valuation.

New Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force).” ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. ASU 2021-04 is applied prospectively and is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2022, which did not have a material impact on the Company’s financial statements or disclosures.

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

3.    Property and Equipment, Net

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Vehicles and transport	$506,988	$298,752
Leasehold improvements	285,352	59,316
Office furniture and equipment	143,197	105,003
Warehouse equipment	51,258	44,356
Tooling and Molds	15,992	15,992
Manufacturing equipment	7,800	—
QA equipment	3,799	—
Property and equipment, gross	1,014,386	523,419

Less: accumulated depreciation	(163,496)	(96,190)
Property and equipment, net	$850,890	$427,229

Depreciation expense was $38,280 and $11,440 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $67,306 and $21,754 for the six months ended June 30, 2022 and 2021, respectively.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021

Accrued salaries and payroll liabilities	$157,234	$12,449
Commissions	26,072	29,120
Rebate liability	26,015	23,010
Credit cards	21,067	23,933
Deferred income and deposit (sublease)	14,168	13,690
Franchise tax	8,360	9,300
Accrued interest	7,224	26,301
Other	1,449	2,815
Accrued expenses and other current liabilities	$261,589	$140,618

5.    Liabilities for Sale of Future Revenues

On December 8, 2020 and January 26, 2021, Reliant Funding, under two separate ACH Total Receipts Purchase Agreements (“Purchase Agreements”), purchased a 50% interest in the Company’s future revenues for a total aggregate purchase price of $250,000. Pursuant to the terms of the Purchase Agreements, the purchased percentage continued to be owned by Reliant Funding, until the Company paid the full purchased amount of $349,750. Repayment of the purchased amount was achieved through 252 daily bank account withdrawals of $1,388 through December 15, 2021 and $694 thereafter through January 26, 2022. During the three months ended June 30, 2022 and 2021, the Company repaid a total of $11,797 and $88,826, respectively, including $295 and $32,449, respectively, of interest. During the six months ended June 30, 2021, the Company repaid a total of $161,691, including $65,921 of interest. Interest was recognized at an effective annual interest rate of approximately 71%. As of June 30, 2022 the Company had no remaining liability related to the Purchase Agreements. As of December 31, 2021, the Company had a total remaining liability related to the Purchase Agreements of $11,502 and total remaining payments of $11,797 (including interest). The Purchase Agreements were secured by substantially all of the assets of the Company.

6.    Short-Term Revolving Loans

From January 2020 to October 2020, the Company received funds totaling $900,000 under four unsecured Working Capital Loan Agreements (“WC Loans”) from two different third-party lenders. As of December 31, 2021, a balance of $550,000 remained outstanding under the WC Loan Agreements and in accordance with the modified terms, the Company was subject to monthly extended maturity interest of one percent on the ending outstanding monthly balance which increased one percent for each month beyond the extended maturity date. The WC Loans were repaid in full in April 2022.

The terms of each WC Loan are summarized below:

●	$150,000 limit - dated January 25, 2020; monthly interest-only payments at 10% annual interest, principal payment of $70,000 paid during the year ended December 31, 2020, balance of $80,000 due 12 months from date of issue and paid in full at maturity in 2021.

●	$150,000 limit - dated January 28, 2020; monthly interest-only payments at 12% annual interest; principal due 12 months from date of issue. This note was modified effective January 1, 2021 to extend the maturity date to December 31, 2021 (see below) and was paid in full with a payment of $50,000 in July 2021 and $100,000 in September 2021.

●	$200,000 limit – dated March 22, 2020; monthly interest-only payments at 15% annual interest; principal due 12 months from date of issue. This note was modified effective January 1, 2021 to extend the maturity date to December 31, 2021. The Company paid $50,000 towards the principal balance in November 2021. The balance of $150,000 was paid in full in April 2022 (see below).

●	$400,000 limit – dated August 31, 2020; monthly interest-only payments at 10% annual interest; pursuant to the WC Loan, the maturity was to be determined by mutual agreement and was to be at least 30 days after a maturity date is agreed upon. The note was modified effective January 1, 2021 to establish a maturity date of December 31, 2021, and was paid in full in April 2022 (see below).

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

As of December 31, 2021, a balance of $550,000 remained outstanding under the WC Loan Agreements and in accordance with the modified terms, the Company was subject to monthly extended maturity interest of one percent on the ending outstanding monthly balance which increased one percent for each month beyond the extended maturity date. The Company remained in compliance with all interest payments and paid the WC Loans in full in April 2022.

All fees incurred in connection with obtaining and modifying these agreements were nominal and, given the short-term maturity of one year, were expensed as incurred. There was no accounting impact to the financial statements related to the modifications.

7.     Long-Term Debt

Long-term debt consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Senior secured promissory notes – various investors. Monthly payments of interest only at 10% plus deferred interest of 5% accrued monthly to be paid at maturity. A minimum of one year interest is due at maturity. Matures the earlier of (a) May 15, 2023, (b) the closing of a qualified subsequent financing or (c) the closing of a change of control. The notes are senior to all other debt and are secured by substantially all assets of the Company. The notes included detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share (see Note 12 – Stockholders’ Equity). Debt issuance costs and discount totaling $1,287,160 at date of issuance were being amortized and recognized as additional interest expense over the term of the notes using the straight-line method because it was not substantially different from the effective interest rate method. We determined the expected life of the notes to be the contractual term. Interest expense related to these notes includes amortization of debt issuance costs and discount in the amount of $982,317 and $1,196,843, respectively, for the three months and six months ended June 30, 2022. Paid in full in April 2022	$—	$1,600,000
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by a shareholder.	11,504	13,135
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a shareholder.	21,845	24,259
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by a shareholder.	151,670	153,193
Note payable – individual. Monthly payments of interest only at 10% per annum, matured December 31, 2021 resulting in the entire principal balance recorded in current portion of long-term debt on the accompanying Balance Sheets; pursuant to the note, the past due balance is subject to 1% additional monthly interest which increases one percent for each month beyond maturity date, unsecured. The Company remained in compliance with the extended maturity interest payments; paid in full in April 2022	—	100,000
Note payable – finance company. Payable in monthly installments of $994, including interest at 8.5% per annum, due July 2026, secured by a vehicle and personally guaranteed by a shareholder.	41,742	45,832
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a shareholder.	88,310	96,155
Notes payable – The Company has six and two notes payable to GM Financial for vehicles at June 30, 2022 and December 31, 2021. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expires in April 2023 but prevailing GM Financial existing term notes will remain. The notes are payable in aggregate monthly installments of $4,676, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by John Yozamp, CEO.	266,973	94,890
Total	$582,044	$2,127,464
Less unamortized debt issuance costs and discount	—	(1,196,843)
Less current portion	(77,714)	(51,135)
Less note payable in default (paid April 2022)	—	(100,000)
Long-term debt, net of unamortized debt discount and current portion	$504,330	$779,486

Future maturities of long-term debt are as follows:

Years ending June 30,
2023	$77,714
2024	84,029
2025	90,922
2026	95,037
2027	62,046
Thereafter	172,296
Total	$582,044

8.     Shareholder Promissory Notes

As of June 30, 2022 and December 31, 2021, the Company had an outstanding principal balance of $825,000 due to shareholders under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature at various dates from August 2023 to December 2024 as follows: August 2023 - $500,000; January 2024 - $125,000; and December 2024 - $200,000. Interest paid to the shareholders under the Notes totaled $13,751 and $25,961 during the three months ended June 30, 2022 and June 30, 2021, respectively. Interest paid to the shareholders totaled $34,378 and $52,837 during the six months ended June 30, 2022 and 2021, respectively. Accrued interest due to the shareholders totaled $6,876 as of June 30, 2022. There was no accrued interest as of December 31, 2021 or June 30, 2022 related to these Notes.

On May 15, 2021, the Company modified one shareholder Note in the amount of $250,000 to be a convertible note for the same amount. The shareholder also invested additional proceeds of $24,000 for a total convertible note of $274,000. The convertible note included detachable warrants to purchase 548,000 shares of the Company’s common stock. The convertible note bore interest at a rate of 10% per annum, had an initial maturity of two years from date of issue, and was convertible at $.50 per share. The modification resulted in a new effective annual interest rate of 9.15%. There was no accounting impact to the financial statements related to these modifications. On October 29, 2021, concurrent with the anticipated conversion from an LLC to a C corporation, the convertible note and warrants were modified under a Convertible Debenture Exercise and Waiver and Release Agreement and the shareholder agreed to convert the note and accrued interest into 236,498 shares of common stock resulting in a conversion price of $1.21 per share (see Note 9 –Convertible Notes).

9.    Convertible Notes

2020 Convertible Notes – Converted January 1, 2021

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

The fourth convertible note holder opted out of the early conversion and instead, the original note with a principal balance of $100,000 was modified into a term loan effective January 1, 2021 (see Note 7 – Long Term Debt). The modification included the elimination of the conversion feature, an increase in the interest rate from the original 6% per annum to 10% per annum, to be paid monthly instead of accrued, and an earlier maturity date of December 31, 2021. The modification resulted in a new effective annual interest rate of 9.58%, and a revised one-year maturity on December 31, 2021 (see Note 6 –Short-Term Revolving Loans). There was no accounting impact to the financial statements related to this modification. The note was paid in full in April 2022.

2021 Convertible Notes/Extinguishment Loss on Debt Settlement

From May to September 2021, the Company received gross proceeds of $2,929,000 from the issuance of unsecured convertible notes (the “Notes”), of which $44,000 was received from existing shareholders. Of the total proceeds, $1,359,000 was received during the three months ended June 30, 2021. Additionally, in May 2021, a shareholder converted a promissory note to a convertible note identical in terms discussed below (see Note 8 – Shareholder Promissory Notes).

At the option of the Note holders and after the completion of a merger with a Special Purpose Acquisition Company (“SPAC”) or an Initial Public Offering (“IPO”), the holder could convert all or a part of the outstanding principal and accrued interest into shares of common stock of the merged or public company. The Notes included detachable warrants (“Warrants”) to purchase 3,862,000 shares of the merged or public company. The Notes bore interest at a rate of 10% per annum, had an initial maturity of two years from date of issue, and were convertible at per-share prices ranging from $0.50 to $2.50. Effective January 1, 2021, the Company early adopted ASU 2020-06, and accordingly, no beneficial conversion features were recognized. The Notes were accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the Notes were recorded as a single liability measured at amortized cost on the consolidated Balance Sheet. The Company incurred $148,000 of debt issuance costs relating to the issuance of the Notes, which were recorded as a reduction to the Notes on the Balance Sheet. Of this amount, $92,000 was incurred during the three months ended June 30, 2021. The debt issuance costs were being amortized and recognized as additional interest expense over the term of the Notes using the straight-line method because it is not substantially different from the effective interest rate. Amortization of debt discount totaled $4,721 during the three and six months ended June 30, 2021 and $27,271 through the effective date of the conversion from LLC to a C corporation (see Note 11 – Conversion to a C Corporation). Since the Warrants were not exercisable until a merger with a SPAC or an IPO, there was no impact on the financial statements at date of grant.

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

The settlement of the debt resulted in a recognized loss of $2,262,658 recorded as extinguishment loss on debt settlement in November 2021, calculated as the excess of the fair value of shares issued over the carrying amount of the debt. In addition, the fair value of warrants of $407,700 issued in exchange for services related to the extinguished debt (see Note 12 – Stockholders’ Equity) and the unamortized portion of debt discount remaining at date of settlement of $120,729 were also recorded as extinguishment loss on debt settlement for an aggregate loss of $2,791,087.

10.    Commitments and Contingencies

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

In the first quarter of 2022, the Company entered into two new long-term, non-cancelable operating lease agreements for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $2,348,509, representing the present value of the lease payments discounted using an effective interest rate of 8.07% and 8.86, and corresponding right-of-use assets of $2,348,509. The leases expire in December 2026 and December 2028. The second lease contains one three-year option to renew. The lease is guaranteed by a shareholder.

In the first quarter of 2021, the Company entered into a long-term, non-cancelable operating lease agreement for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $1,268,089, representing the present value of the lease payments discounted using an effective interest rate of 7.47% and a corresponding right-of-use asset of $1,268,089. The lease expires in January 2028 and contains one three-year option to renew. The lease is guaranteed by a shareholder.

The Company has two other leases that expire in January 2023 and February 2025. The leases generally provide for annual increases based on a fixed amount and generally require the Company to pay real estate taxes, insurance, and repairs. Both leases are guaranteed by a shareholder.

The following is a summary of total lease costs during the three months and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$198,794	$80,931	$363,154	$142,244
Short-term lease costs	790	1,204	2,627	1,719
Variable lease costs	—	—	—	—
Sublease income	(24,743)	(20,840)	(73,342)	(24,317)
Lease Cost	$174,841	$61,295	$292,439	$119,646

The weighted-average remaining lease term was 5.93 years and 5.64 years as of June 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 8.51% and 8.02%, as of June 30, 2022 and December 31, 2021, respectively. Operating cash flows from the operating leases totaled $112,914 and $47,522 for the three months ended June 30, 2022 and 2021, respectively and $206,670 and $79,378 for the six months ended June 30, 2022 and 2021, respectively.

The total lease liability as of June 30, 2022 and December 31, 2021 was $3,453,487 and $1,311,649, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2022, for years ending June 30:

Total
2023	$740,262
2024	718,452
2025	725,785
2026	722,239
2027	713,042
Thereafter	819,067
Total future minimum lease payments	4,438,847
Less imputed interest	(985,360)
Total	$3,453,487

Current lease liability	$465,789
Noncurrent lease liability	2,987,698
Total	$3,453,487

Subleases

The Company subleases office and warehouse space under three of its existing operating leases with similar terms as the Company’s lease agreements. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $24,743 and $20,840 during the three months ended June 30, 2022 and 2021, respectively, and $73,342 and $24,317 during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, deferred income and a sublease deposit totaled $14,168 and $13,690, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The following are the total future minimum sublease payments as of June 30, 2022:

Years ending June 30,
2023	$94,663
2024	20,559
2025	20,559
Total future minimum lease payments	$135,781

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

11.    Conversion to a C Corporation

Effective November 1, 2021, the Company converted from an LLC to a C corporation under the State of Nevada statutes in anticipation of an upcoming initial public offering, and changed its name to Expion360 Inc. The membership units of the existing LLC members and all existing convertible note holders (see Note 9 - Convertible Notes) converted into an aggregate of 4,181,111 shares of common stock. Additionally, investors purchased 88,889 shares of common stock for total proceeds of $316,400 and 30,000 shares of common stock were issued in exchange for legal services. The 30,000 shares issued in exchange for legal services were valued at $108,900 at date of grant based on the per share price of $3.63 paid for shares issued at the time of the conversion to a C corporation. The Company’s issued and outstanding shares of common stock totaled 4,300,000 upon conversion to a C corporation.

12.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2022 and December 31, 2021, 6,802,464 and 4,300,000 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

Initial Public Offering

On April 1, 2022, the Company completed an initial public offering (“IPO”). A total of 2,466,750 shares of common stock were sold at $7.00 per share in the IPO, for total gross proceeds of $17,267,250. The Company incurred IPO costs of $2,494,763 resulting in net proceeds of $14,772,487. Additionally, during the three months ended June 30, 2022, the Company issued 35,714 shares of common stock at $7.00 per share to an outside third party in exchange for IPO services. The fair value of the shares of $249,998 were recorded as an increase to common stock of $36 (35,714 shares at $.001 par value) and additional paid in capital of $249,962 and a corresponding reduction to additional paid in capital of $249,998, resulting in a net decrease in additional paid in capital of $36.

Issuance of Shares

Prior to conversion from an LLC to a C corporation, the following membership units were issued and included in the membership units that were converted into 4,181,111 shares of common stock upon the Company’s conversion to a C corporation (see Note 11 – Conversion to a C corporation).

●	On January 1, 2021, 8,000 membership units (equivalent to 192,234 shares) that were held in Trust were granted to three individuals.

●	On January 1, 2021, the Company issued 2,338 Class B member units (equivalent to 59,515 shares of common stock) upon the conversion of convertible notes and accrued interest totaling $173,157 (see Note 9 - Convertible Notes).

●	On January 1, 2021, the Company issued 262 Class B membership units (equivalent to 6,667 shares of common stock) in exchange for building signage valued at $20,000.

●	In March 2021, the Company sold 3,185 Class B membership units (equivalent to 81,106 shares of common stock) to two new members for gross proceeds of $270,000.

●	In April 2021, the company sold 2,972 Class B membership units (equivalent to 75,662 shares of common stock) to one new member for gross proceeds of $252,000.

Warrants/Options

On April 1, 2022, the Company issued warrants to IPO underwriters to purchase 148,005 shares of common stock at an exercise price of $9.10 per share. The warrants are exercisable 180 days after grant (September 27, 2022) and expire 5 years from date of grant (March 31, 2027). The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and the following assumptions: per share price of common stock on date of grant of $7, expected dividend yield of 0%, expected volatility of 110.03%, risk-free interest rate of 2.55% and expected life based on contractual life of 5 years. The fair value of $916,238 was recorded as an increase in additional-paid-in capital and a reduction to additional paid-in capital since the warrants were issued as IPO fees to underwriters, resulting in a zero impact to additional paid-in capital.

In November 2021, the Company issued 482,268 detachable warrants with secured promissory notes (see Note 7 – Long-Term Debt) for the purchase of common stock The relative fair value of the warrants of $809,806 at the time of issuance was recorded as additional paid-in capital with a corresponding debt discount reducing the carrying value of the notes. Additionally, the Company issued 77,163 warrants to purchase shares of common stock to underwriters in connection with obtaining the notes. The fair value of the warrants of $262,354 was recorded as additional paid-in capital and reduced the carrying value of the notes. The warrants are exercisable at $3.32 per share for a period of 10 years from date of grant. The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and the following assumptions: per share price of common stock on date of grant of $3.63, expected dividend yield of 0%, expected volatility of 110.8%, risk-free interest rate of 1.63% and expected life based on contractual life of 10 years.

Also in November 2021, the Company issued warrants to purchase 151,000 shares of common stock in in exchange for prior services related to extinguished 2021 convertible notes and 30,000 options for the purchase of common stock in exchange for legal services. The warrants are exercisable at $2.90 per share for a period of three years from the date of grant. The options are exercisable at $3.32 per share for a period of three years from the date of grant. The options issued were not issued under the Company’s stock option plans. The fair value of the warrants of $407,700 was recorded as additional paid-in-capital and expensed to extinguishment loss on debt settlement (see Note 9 – Convertible Notes.) The fair value of the options of $79,200 was recorded as additional paid-in capital with a corresponding charge to legal expense. The fair value of the warrants and options was determined at date of issuance using the Black-Scholes option-pricing model and the following assumptions: per share price of common stock on date of grant of $3.63, expected dividend yield of 0%, expected volatility of 122.7%, risk-free interest rate of 0.71% and expected life based on contractual life of three years.

As of June 30, 2022 and December 31, 2021, a total of 858,436 and 710,431 warrants were issued and outstanding, respectively. As of June 30, 2022 and December 31, 2021, a total of 30,000 options, which were not issued under a specified plan, were outstanding. As of June 30, 2022, below is a summary of the various warrants/options issued and outstanding:

Number of warrants/options	Exercise Price	Weighted Average Remaining Life (Yrs)
559,431	$3.32	9.40
151,000	$2.90	2.36
30,000	$3.32	2.36
148,005	$9.10	4.75
888,436

Stock Option Plans

As of June 30, 2022, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan, both of which are described below and became effective upon the initial public offering. On May 2, 2022, the Company granted 829,500 options under the 2021 Incentive Award Plan. No shares have been issued to date under the 2021 Employee Stock Purchase Plan. The compensation cost that has been charged against operations was $2,114,529 for the three and six month periods ended June 30, 2022.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the plan is subject to limits and is adjusted annually. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. As of June 30, 2022, the aggregate number of shares that can be issued under the Plan is 859,500 of which 829,500 have been granted. The number of shares granted, the exercise price, and the terms will be determined at date of grant, however, the exercise price shall not be less than 100% of the fair value on the grant date (110% for options granted to greater than 10% shareholders) and the term shall not exceed ten years.

2021 Employee Stock Purchase Plan

The purpose of the Company’s 2021 Employee Stock Purchase Plan is to assist eligible employees of the Company in acquiring a stock ownership in the Company and to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The plan consists of a Section 423 Component and Non-Section 423 Component. The Section 423 Component is intended to qualify as an employee stock purchase plan and also authorizes the grant of options. Options granted under the Non-Section 423 Component shall be granted pursuant to separate offerings containing sub-plans. The Company may make one or more offerings under the plan. The duration and timing of each offering period may be established or changed by the board, but in no event may an offering period exceed 27 months and in no event may the purchase period for the option exceed the duration of the offering period under which it is established. On each exercise date for an offering period, each participant shall automatically be deemed to have exercised the option to purchase the largest number of whole shares which can be purchased under the offering. Option awards are generally granted with an exercise price equal to 85% of the lesser of the fair market value of a share on (a) the applicable grant date and (b) the applicable exercise date, or such other price as designated by the administrator, provided that in no event shall the option price be less that the per share par value price. The maximum number of shares granted under the plan shall not exceed 2,500,000 shares.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements as adequate historical experience is not available to provide a reasonable estimate. Expected term is calculated based on the simplified method as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is calculated based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and have no foreseeable plans to pay dividends.

The Company has computed the fair value of all options granted during the six months ended June 30, 2022 using the following assumptions:

Expected volatility	109.48% - 113.32%
Expected dividends	None
Expected term (in years)	2.5 – 5.01
Risk free rate	2.83% – 3.01%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Plan:

(in thousands except number of options and per options data)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at beginning of period	—	$—	—	—
Granted	829,500	3.43	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	829,500	$3.43	8.76	$—
Exercisable at end of period	829,500	$3.43	8.76	$—

(1)	The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2022 is $0, as all options are out of the money.

The weighted-average grant-date fair value of the options granted during the three and six months ended June 30, 2022 to employees and non-employees was $1,847,193 and $267,336, respectively. All options were immediately vested and there was no unrecognized compensation expense as of June 30, 2022.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of June 30, 2022:

Exercise of warrants	858,436
Exercise of options unrelated to any Plan	30,000
Exercise of stock options – 2021 Incentive Award Plan	829,500
Total shares of common stock reserved for future issuances	1,717,936
13.	Income Taxes

In anticipation of an initial public offering, the Company converted from a limited liability company to a C corporation, a taxable entity, effective November 1, 2021.

Through October 31, 2021, the Company was treated as an S corporation for federal and state income tax purposes, such that the Company’s taxable income is reported by members in their respective tax returns. The Company was only subject to state franchise taxes and fees. For the three and six months ended June 30, 2022 the Company incurred a provision for state franchise fees of $150 and $300, respectively. There was no provision recorded for the three and six months ended June 30, 2021.

Since converting to a C corporation, the Company has incurred losses and consequently has recorded no provision for state or federal income taxes for the three and six months ended June 30, 2022. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of June 30, 2022 and December 31, 2021, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate.

14.	401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

15.	Related Party Transactions

As of June 30, 2022 and December 31, 2021, related party transactions consisted of Shareholder Promissory Notes (see Note 8 – Shareholder Promissory Notes).

16.	Subsequent Events

The date to which events occurring after June 30, 2022, the date of the most recent Balance Sheets, have been evaluated for possible adjustment to the financial statements or disclosures is August 4, 2022, which is the date the financial statements were issued. There were no material subsequent events that require recognition of additional disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related condensed notes thereto, which are included in Part I of this report and the consolidated financial statements of the Company and notes thereto for the years ended December 31, 2020 and 2021, included in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in the Prospectus.

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

Strong Insider Ownership

Expion360 is managed by a team with a strong track record in the RV and clean energy spaces. In addition, our company insiders own significant equity in the company, signaling a strong commitment and personal investment.

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

Strong Distribution Channels

Expion360 has sales relationships with many major RV and marine retailers and plans to use what we believe is a strong reputation in the lithium battery space to create an even stronger distribution channel. John Yozamp has used his decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space. Expion360 has already established a sales relationship with Camping World, the largest RV retailer with sales representing around 25% of all new RVs sold nationwide, as well as Electric World, and NTP-STAG, a leading distributor of aftermarket RV parts.

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

On April 1, 2022, the Company completed an initial public offering. A total of 2,466,750 shares of common stock were sold at $7.00 per share in the IPO, for total gross proceeds of $17,267,250, or net proceeds of $14,772,487 after issuance costs of $2,494,763, which has substantially improved our working capital position. The Company also issued 35,714 shares and 148,005 warrants to outside third parties and underwriters in connection with the IPO. The total estimated fair value of the shares and warrants were $249,998 and $916,238, respectively. IPO-related costs incurred reduced additional paid-in capital and therefore, the issuance of these shares and warrants resulted in no impact to the financial statements.

From the IPO proceeds, in April 2022 the Company paid off working capital loans totaling $550,000 (see Note 6 – Line of Credit and Short-Term Revolving Loans) and notes payable of $1.7 million, plus related interest totaling $213,895.

We experienced overall improvements in sales trends in the three and six month periods ended June 30, 2022.

Our new leased distribution center in Elkhart, Indiana became operational in the first quarter of 2022 and our new leased facility in Redmond, Oregon is under development with roughly $950,000 of proceeds from the IPO earmarked for the construction of a new assembly line and associated equipment for quality testing and material handling. Total capital expenditures related to the new assembly line and associated equipment for the three and six months ended June 30, 2022 was approximately $460,000.

The Company’s 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan both became effective upon the initial public offering. The stock option plans are described in detail in Note 12 – Stockholders’ Equity of the financial statements. In May 2022, 829,500 shares were granted under the 2021 Incentive Award Plan which resulted in a fair value stock-based compensation expense of $2,114,529, which is included in selling, general, and administrative expenses on the accompanying financial statements.

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

Interest and Other Income, net

Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 11.21% and amortization of debt issuance costs. As of June 30, 2022, all debt issuance costs have been fully amortized.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.9	62.1	64.0	65.3
Gross profit	32.1	37.9	36.0	34.7
Selling, general, and administrative expenses	164.4	42.0	110.6	39.1
Loss from operations	(132.4)	(4.1)	(74.6)	(4.4)
Other expense — net	53.4	9.0	35.3	15.7
Loss before income taxes	(185.7)	(13.1)	(109.9)	(20.1)
Net loss	(185.7)	(13.1)	(109.9)	(20.1)

Sales

Sales for the three months ended June 30, 2022 increased by 121.7%, or approximately $1.21 million, compared to the corresponding period in 2021. Sales for the six months ended June 30, 2022 increased by 132.0%, or approximately $2.48 million, compared to the corresponding period in 2021. The increases were primarily attributable to increases in our overall sales volumes as a result of our expanded product offerings and distribution network.

Cost of Sales

Total cost of sales for the three months ended June 30, 2022 increased by 142.3%, or approximately $879,000, compared to the corresponding period in 2021, and increased as a percentage of sales by 5.8%. Total cost of sales for the six months ended June 30, 2022 increased by 127.3%, or approximately $1.56 million, compared to the corresponding period in 2021, but decreased as a percentage of sales by 1.3%. The increase in the cost of sales during the three months ended June 30, 2022 over the corresponding period in 2021 was primarily related to increases in landing costs, which the Company is currently monitoring. The reduction in cost of sales as a percentage of sales for the six months ended June 30, 2022 compared to the corresponding period in 2021 is primarily attributable to improved efficiencies due to the increase in our overall sales volume.

Gross Profit

Our gross profit as a percentage of sales decreased to 32.1% for the three months ended June 30, 2022, compared to 37.9% for the three months ended June 30, 2021. Our gross profit as a percentage of sales increased to 36.0% for the six months ended June 30, 2022, compared to 34.7% for the six months ended June 30, 2021. The increase in gross profit for the six month period was primarily attributable to our expanded product line of six new batteries that was launched in late 2020, which gained continuous momentum and increased demand throughout 2021 and into second quarter of 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 increased by 767.6%, or approximately $3.2 million, compared to the corresponding period in 2021. Selling, general and administrative expenses for the six months ended June 30, 2022 increased by 555.6%, or approximately $4.08 million, compared to the corresponding period in 2021 due to increased costs to support our growth in sales and business development efforts along with various expenses that were incurred due to planning and preparing for our initial public offering. The most substantial increases were in salaries and benefits, of which $2,114,529 was a non-cash expense attributable to stock-based compensation, legal and professional services incurred in anticipation of our initial public offering, sales and marketing, and rents and utilities.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Salaries and benefits	$2,804,205	$188,080	$3,430,567	$320,818
Sales and marketing	151,701	88,210	311,738	144,696
Rents, maintenance, utilities	177,794	41,630	310,797	89,092
Legal and professional	155,964	16,549	262,532	23,699
Software, fees, tech support	37,138	18,344	76,061	34,824
Travel expenses	36,506	6,018	73,154	15,753
Supplies, office	56,077	22,787	86,968	41,255
Depreciation	35,459	10,182	62,893	19,284
Insurance	19,813	2,775	39,401	7,360
Research and development	107,058	4,953	112,375	12,212
Other	39,857	17,898	51,462	25,848
Total	$3,621,572	$417,426	$4,817,948	$734,841

Other Expense

Our other expense for the three months ended June 30, 2022 and 2021 was approximately $1.18 million and $89,000, respectively. Our other expense for the six months ended June 30, 2022 and 2021 was approximately $1.54 million and $294,000, respectively. Other expense for the three and six months ended June 30, 2022 was made up almost entirely of interest expense. For the three months ended June 30, 2022 and 2021, interest expense attributable to non-cash amortization of debt discount totaled $982,317 and $4,721, respectively. However, during the three months ended June 30, 2021, non-cash interest expense of $112,133 was also recognized in connection with an induced conversion that occurred on January 1, 2021. During the six months ended June 30, 2022 and 2021, non-cash amortization of debt discount totaled $1,196,843 and $4,721, respectively. Interest expense attributable to debt obligations totaled $193,402 and $84,569 during the three months ended June 30, 2022 and 2021, respectively, and $340,990 and $177,383 during the six months ended June 30, 2022 and 2021, respectively. These increases are primarily related to higher average debt balances during the three and six months ended June 30, 2022 compared to the corresponding period in 2021. However, in April 2022, with the use of proceeds from the IPO, the Company paid off approximately $2.46 million in debt with interest rates ranging from 10 to 15%.

Net Loss

Our net loss for the three months ended June 30, 2022 and 2021 was $4.09 million and $130,000, respectively. Our net loss for the six months ended June 30, 2022 and 2021 was $4.79 million and $378,000, respectively. The increase in net loss was primarily the result of increased selling, general, and administrative expenses as we invested in human resources, facilities, and business development in preparation of our expanded growth objectives along with an increase in legal and professional costs in anticipation of our initial public offering. Additionally, for the three and six months ended June 30, 2022, the Company recognized approximately $2.1 million in non-cash expenses related to stock-based compensation, which was non-existent in the corresponding periods in 2021. Further, and as noted above, for the three and six months ended June 30, 2022, the company recognized non-cash interest expense of approximately $1.2 million. Therefore, of the $4.79 million net loss for the three and six months ended June 30, 2022, a total of $3.3 million was non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022 and December 31, 2021, our current assets exceeded current liabilities by approximately $14.2 million and $3.2 million respectively, and we had cash and cash equivalents of approximately $10.39 million and $773,000, respectively. On April 1, 2022, we closed our initial public offering which resulted in approximately $14.7 million of net proceeds.

Short-term liquidity requirements

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion. As of June 30, 2022, we expect our short-term liquidity requirements to include (a) approximately $390,000 of capital additions; (b) principal debt payments totaling approximately $78,000; and (c) lease obligation payments of approximately $740,000, including imputed interest.

Long-term liquidity requirements

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for eighteen months.

Based on our current business plan, we believe that cash flows from operations, together with the proceeds from the initial public offering will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service for at least the next fifteen months. Our ability to make scheduled principal and interest payments, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, the competitive environment, and other factors, including those outlined in the “Risk Factors” section of this prospectus. If our estimates of revenues, expenses, capital, or liquidity requirements change or are inadequate to support our growth or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity and/or arrange additional debt financing. We may also seek to raise additional equity and/or arrange debt financing to give us the financial flexibility to pursue attractive opportunities that may arise in the future.

Cash flows used in operating activities

We generated negative cash flows from operating activities of approximately $2.73 million for the six months ended June 30, 2022, compared to negative cash flows of approximately $917,000 for the corresponding period in 2021. Significant factors affecting operating cash flows during the periods included:

For the six months ended June 30, 2022, our loss of $4,787,889 was adjusted and reduced by non-cash transactions including stock-based compensation of approximately of $2.1 million, amortization of debt discount on convertible notes of approximately $1.2 million and depreciation of approximately $67,000. For the six months ended June 30, 2021, our loss of $377,628 was adjusted and reduced by non-cash transactions including amortization of debt discount on convertible notes of approximately $5,000, a debt conversion expense on induced conversion of approximately $112,000 and depreciation of approximately $22,000.

●	Cash used for accounts receivable was approximately ($45,000) and ($95,000), representing an increase in accounts receivable for the six months ended June 30, 2022 and 2021, respectively. These increases correspond with increases in sales.

●	Accounts payable and accrued expenses increased by approximately $94,000 during the six months ended June 30, 2022 compared to approximately $43,000 for the corresponding period in 2021. This is primarily attributed to increased costs and expenses.

●	Other significant changes include a decrease in customer deposits of approximately $187,000 during the six months ended June 30, 2022, representing a use of cash that did not exist in the corresponding period in 2021. Additionally, long-term deposits increased by approximately $161,000 during the six months ended June 30, 2022 compared to $18,000 for the corresponding period in 2021, primarily due to new leases and deposits on capital purchases.

●	Cash used for inventory and prepaid inventories was approximately $992,000 and $643,000 for the six months ended June 30, 2022 and 2021, respectively. These increases are primarily due to significant purchases and prepayments of inventory to Chinese suppliers that were made in the 2nd quarter of 2022 in order to have sufficient inventory for projected sales in 2022. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required. Sales for the six months ended June 30, 2022 increased over sales for the six months ended June 30, 2021 by approximately $2.48 million.

Cash flows used in investing activities

We used cash in investing activities of approximately $139,000 and $68,000 for the six months ended June 30, 2022 and 2021, respectively. Cash used in investing activities was entirely used for capital purchases of property and equipment related to expanding and improving our facilities and infrastructure. We anticipate that we will spend between $450,000 and $950,000 in 2022 as we expand our production facilities and build new assembly lines.

Cash flows provided by financing activities

Cash provided by financing activities was approximately $12,483,840 and $1,414,103 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 we paid down debt principal of approximately $2.29 million compared to $250,000 for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company issued no new debt resulting in cash proceeds, whereas during the six months ended June 30, 2021, we obtained working capital financing of $125,000 and received proceeds from the issuance of convertible notes of $1,017,000 . During the six months ended June 30, 2022, we received net cash proceeds of $14,772,487 from the sale of common stock compared to $522,000 during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and require the greatest number of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. In the six months ended June 30, 2022, there were no changes to the application of critical accounting policies previously disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering, other than the following:

The Company accounts for stock-based compensation in accordance with ASXC 718, “Compensation – Stock Compensation,” which requires compensation costs to be recognized at grant fair date value over the requisite service period of each of the awards. The Company recognizes forfeitures of awards as they occur.

The fair value of stock options is determined using the Black-Scholes-Merton option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the mode3l, including risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to assumptions could cause significant adjustments to the valuation.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.
●	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
●	Our results of operation may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”).
●	If we fail to expand our sales and distribution channels, our business could suffer.
●	Our ability to expend into international markets is uncertain.

●	Nearly all of our raw materials enter the United States through a limited number of ports, and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.
●	The uncertainty in global economic conditions could negatively affect the Company’s operating results.
●	Government reviews, inquiries, investigations, and actions could harm our business or reputation.
●	Our operating results could be adversely affected by changes in the cost and availability of raw materials.
●	Increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.
●	We could face potential product liability claims relating to products we assemble, manufacture, or distribute, which could result in significant costs and liabilities, which would reduce our profitability.
●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
●	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.
●	Quality problems with our products could harm our reputation and erode our competitive position.
●	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
●	Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
●	Our management team has limited experience managing a public company.
●	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering. During the three and six months ended June 30, 2022, there were not material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

Cautionary Note Regarding Forward-Looking Statements

These reports contain “forward-looking statements.” Forward-looking statements reflect the current view about future events. All statements, other than statements of historical facts, regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management or other financial items are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

Summary of Risk Factors

● We operate in an extremely competitive industry and are subject to pricing pressures.

● We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

● Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

● Our results of operations may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”).

● If we fail to expand our sales and distribution channels, our business could suffer.

● Our ability to expand into international markets is uncertain.

● Nearly all of our raw materials enter the United States through a limited number of ports and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product deliver difficulties could interfere with our distribution plans and reduce our revenue.

● The uncertainty in global economic conditions could negatively affect the Company’s operating results.

● Government reviews, inquiries, investigations, and actions could harm our business or reputation.

● Our operating results could be adversely affected by changes in the cost and availability of raw materials.

● Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.

● We could face potential product liability claims relating to products we assemble, manufacture or distribute which could result in significant costs and liabilities, which would reduce our profitability.

● Our operations expose us to litigation, tax, environmental and other legal compliance risks.

● Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

● Quality problems with our products could harm our reputation and erode our competitive position.

● We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

● Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.

● Our management team has limited experience managing a public company.

● We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Date: August 11, 2022	By:	/s/ John Yozamp
John Yozamp
Chief Executive Officer

Date: August 11, 2022	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Financial Officer