Form 10-Q
period 2022-09-30
Expion360 Inc.
filed 2022-11-10
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of November 3, 2022
Common Stock, $.001 par	6,802,464

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	5
ITEM 1. FINANCIAL STATEMENTS	5
1. Organization and Nature of Operations	11
2. Summary of Significant Accounting Policies	11
3. Property and Equipment, Net	19
4. Accrued Expenses and Other Current Liabilities	20
5. Liabilities for Sale of Future Revenues	20
6. Short-Term Revolving Loans	20
7. Long-Term Debt	21
8. Shareholder Promissory Notes	22
9. Convertible Notes	23
10. Commitments and Contingencies	24
11. Conversion to a C Corporation	26
12. Stockholders’ Equity	26
13. Income Taxes	30
14. 401(k) Plan	30
15. Related Party Transactions	30
16. Subsequent Events	30
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
OVERVIEW	30
COMPETITIVE STRENGTHS	31
RECENT DEVELOPMENTS AND TRENDS	32
KEY LINE ITEMS	33
RESULTS OF OPERATIONS	34
LIQUIDITY AND CAPITAL RESOURCES	35
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	37
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS	38
NOTICE REGARDING TRADEMARKS	39
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4. CONTROLS AND PROCEDURES	39
PART II - OTHER INFORMATION	40
ITEM 1. LEGAL PROCEEDINGS	40
ITEM 1A. RISK FACTORS	40
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets (Unaudited)

	As of September 30, 2022	As of December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$8,117,029	$773,238
Accounts receivable, net	280,465	775,160
Inventory	5,036,057	2,051,880
Prepaid/in-transit inventory	268,663	1,081,225
Prepaid expenses and other current assets	205,893	71,703
Total current assets	13,908,107	4,753,206

Property and equipment	1,261,706	523,419
Accumulated depreciation	(201,763)	(96,190)
Property and equipment, net	1,059,943	427,229

Other Assets
Operating leases – right-of-use asset	3,277,314	1,281,371
Deposits	74,877	63,901
Total other assets	3,352,191	1,345,272
Total assets	$18,320,241	$6,525,707

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$146,673	$63,180
Customer deposits	161,791	436,648
Accrued expenses and other current liabilities	248,025	140,618
Line of credit and short-term revolving loans	—	550,000
Current portion of operating lease liability	465,471	218,788
Liability for sale of future revenues, net	—	11,502
Note payable in default	—	100,000
Current portion of long-term debt	70,285	51,135
Total current liabilities	1,092,245	1,571,871

Long-term debt, net of current portion and discount	454,109	779,486
Operating lease liability, net of current portion	2,872,575	1,092,861
Shareholder promissory notes	825,000	825,000
Total liabilities	$5,243,929	$4,269,218

(continued on next page)

Expion360 Inc.

Balance Sheets (Unaudited) – Continued

	As of September 30, 2022	As of December 31, 2021
Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 6,802,464 and 4,300,000 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6,802	4,300
Additional paid-in capital	25,239,654	8,355,140
Accumulated deficit	(12,170,144)	(6,102,951)
Total stockholders’ equity	13,076,312	2,256,489
Total liabilities and stockholders’ equity	$18,320,241	$6,525,707

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Sales, net	$1,383,011	$1,331,081	$5,741,075	$3,209,847
Cost of sales	980,141	796,966	3,770,025	2,024,442
Gross profit	402,870	534,115	1,971,050	1,185,405
Selling, general and administrative	1,662,005	725,529	6,479,954	1,460,369
Loss from operations	(1,259,135)	(191,414)	(4,508,904)	(274,964)

Other (Income) / Expense
Interest income	(64)	(9)	(158)	(168)
Debt conversion expense	—	—	—	112,133
Interest expense	34,016	161,801	1,571,848	343,904
Gain on sale of property and equipment	(13,312)	—	(13,312)	—
Other (income) expense	(471)	(430)	(389)	(430)
Total other (income) / expense	20,169	161,362	1,557,989	455,439
Loss before taxes	(1,279,304)	(352,776)	(6,066,894)	(730,403)

Franchise taxes	—	—	300	—
Net loss	$(1,279,304)	$(352,776)	$(6,067,193)	$(730,403)

Net loss per share (basic and diluted)	$(0.19)	$(0.13)	$(1.03)	$(0.28)
Weighted-average number of common shares outstanding	6,802,464	2,653,464	5,913,763	2,602,952

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Nine Months ended September 30, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	2,430,514	$2,431	$—	$(1,382,093)	$(1,379,662)
Issuance of shares upon conversion of convertible notes	59,515	59	173,098	—	173,157
Effect of induced conversion of debt	—	—	112,133	—	112,133
Issuance of shares in exchange for building signage	6,667	7	19,993	—	20,000
Issuance of shares for cash	81,106	81	269,919	—	270,000
Net loss	—	—	—	(247,193)	(247,193)
Balance at March 31, 2021	2,577,802	$2,577	$575,143	$(1,629,286)	$(1,051,565)
Issuance of shares for cash	75,662	76	251,924	—	252,000
Net loss	—	—	—	(130,435)	(130,435)
Balance at June 30, 2021	2,653,464	$2,654	$827,067	$(1,759,721)	$(930,000)
Net loss	—	—	—	(352,775)	(352,775)
Balance at September 30, 2021	2,653,464	$2,654	$827,067	$(2,112,496)	$(1,282,775)

Balance at December 31, 2021	4,300,000	$4,300	$8,355,140	$(6,102,951)	$2,256,489
Net loss	—	—	—	(696,853)	(696,853)
Balance at March 31, 2022	4,300,000	$4,300	$8,355,140	$(6,799,804)	$1,559,636
Issuance of shares, initial public offering, net of issuance costs	2,466,750	2,466	14,770,021	—	14,772,487
Issuance of shares in exchange for IPO services	35,714	36	(36)	—	—
Issuance of stock options	—	—	2,114,529	—	2,114,529
Net loss	—	—	—	(4,091,036)	(4,091,036)
Balance at June 30, 2022	6,802,464	$6,802	$25,239,654	$(10,890,840)	$14,355,616
Net loss	—	—	—	(1,279,304)	(1,279,304)
Balance at September 30, 2022	6,802,464	$6,802	$25,239,654	$(12,170,144)	$13,076,312

The accompanying notes are an integral part of these financial statements

Expion360 Inc.
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities

Net loss	$(6,067,193)	$(730,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	115,670	38,176
Accrued interest on convertible notes	—	72,997
Amortization of debt discount (sale of future revenues)	295	87,219
Amortization of debt discount - notes	1,196,843	21,104
Debt conversion expense on induced conversion of convertible notes	—	112,133
Gain on sale of property and equipment	(13,312)	—
Increase in allowance for doubtful accounts	19,604	—
Stock-based compensation	2,114,529	—

Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	475,091	(532,296)
Increase in inventory	(2,984,177)	(523,358)
(Increase) / Decrease in prepaid/in-transit inventory	812,562	(1,177,264)
Increase in prepaid expenses and other current assets	(134,191)	(58,303)
Increase in deposits	(10,976)	(48,284)
Increase / (Decrease) in accounts payable	(87,369)	38,689
Decrease in customer deposits	(274,857)	—
Increase / (Decrease) in accrued expenses and other current liabilities	107,407	(30,109)
Decrease in liability for refunds	—	(58,000)
Increase in right-of-use assets and lease liabilities	30,454	15,188

Net cash used in operating activities	(4,699,620)	(2,772,511)

Cash flows from investing activities
Purchases of property and equipment	(434,458)	(94,202)
Net proceeds from sale of property and equipment	51,679	—
Net cash used in investing activities	(382,779)	(94,202)

Cash flows from financing activities
Payments on line of credit and short-term revolving loans	(550,000)	(230,000)
Proceeds from sale of future revenues	—	125,000
Payments on liability for sale of future revenues	(11,797)	(250,516)
Principal payments on long-term debt	(1,784,500)	(17,836)
Proceeds from issuance of convertible notes, net of discount	—	2,781,000
Net proceeds from issuance of common stock	14,772,487	522,000
Net cash provided by financing activities	12,426,190	2,929,648

Net change in cash and cash equivalents	7,343,791	62,934
Cash and cash equivalents, beginning	773,238	290,675
Cash and cash equivalents, ending	8,117,029	353,609

 Expion360 Inc.

Statements of Cash Flows (Unaudited) - Continued

	For the Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2022	2021
Cash paid for interest	$401,037	$287,761
Cash paid for franchise taxes	$300	$1,829

Non-cash operating activities:
Convertible notes and accrued interest converted to common stock	$—	$173,157
Reclassification of accrued interest to long-term debt	$—	$5,183
Reclassification of modified convertible note to long-term debt	$—	$100,000
Reclassification of modified member promissory note to convertible notes	$—	$250,000
Issuance of common stock in exchange for property and equipment	$—	$20,000
Acquisition/modification of operating lease right-of-use asset and lease liability	$2,348,509	$1,268,089
Purchases of property and equipment in exchange for long-term debt	$181,430	$246,166
Purchases of property and equipment in exchange for short-term payable	$170,863	$—

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

Operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes as of and for the year ended December 31, 2021, as disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering.

Unless otherwise noted, all references to shares and shareholders in the accompanying financial statements have been restated retrospectively, to reflect the equity structure of the C corporation as of the beginning of the first period presented.

Liquidity and Capital Resources

The Company has sustained recurring losses and has negative cash flows from operations for the nine months ended September 30, 2022. Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s sales for the nine months ended September 2022 increased 79% over sales for the nine months ended September 30, 2021, as product demand continued to rise. On April 1, 2022, the Company completed an initial public offering and listing of its shares on the Nasdaq Stock Market (IPO). Proceeds from the IPO, net of costs, totaled $14,772,487, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt, which will help to improve monthly cash flows going forward. The remaining proceeds will be used, in part, to stock inventory to keep up with demand and to build in-house assembly lines to improve the cash-flow cycle, side-stepping the four-month turnaround that the Company currently experiences from suppliers in China. In the first half of 2022, a distribution warehouse was set up in Indiana to better service customers throughout the U.S. and an assembly facility was leased in Redmond, Oregon for future expansion of the in-house assembly lines. Additionally, management has secured a secondary source for lithium iron phosphate cells used in its batteries that is based in Denmark, should supply disruption issues with China arise. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

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

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of September 30, 2022, cash balances exceeded FDIC limits by $1,064,880.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. The allowance for doubtful accounts totaled $19,604 as of September 30, 2022. There was no allowance for doubtful accounts as of December 31, 2021, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of September 30, 2022 and December 31, 2021, the Company had customer deposits totaling $161,791 and $436,648, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. The Company began in-house assembly in 2021 and as of September 30, 2022 and December 31, 2021, inventory consisted of finished assemblies totaling $2,436,475 and $985,537, respectively, and raw materials (inventory components, parts, and packaging) totaling $2,599,582 and $1,066,343, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of September 30, 2022 or December 31, 2021. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $268,663 and $1,081,225 at September 30, 2022 and December 31, 2021, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended September 30, 2022 and 2021, approximately 91% and 92%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. During the nine months ended September 30, 2022 and 2021, approximately 92% and 93%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Office furniture and equipment	3 - 7 years
Manufacturing equipment	3 - 10 years
Warehouse equipment	3 - 10 years
QA equipment	3 - 10 years
Tooling and molds	5 - 10 years

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three months or nine months ended September 30, 2022 and 2021.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of September 30, 2022 and December 31, 2021 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of a liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. However, during 2020 the Company sold discontinued products and recorded a liability for refunds. As of December 31, 2020, the liability totaled $58,000. During the three months and nine months ended September 30, 2021, the Company issued credits totaling $8,628 and $58,000, respectively, which were included in the refund liability as of December 31, 2020. As of December 31, 2021, all allowable discontinued products had been returned and the Company had no further refund liability. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

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

During the three months ended September 30, 2022, sales to two customers totaled $220,300 and $174,636, respectively, comprising approximately 16% and 13% of total sales, respectively. There were no accounts receivable for these customers as of September 30, 2022. During the nine months ended September 30, 2022, sales to two customers totaled $1,264,344 and $552,477, respectively, comprising approximately 22% and 10%, respectively, of total sales. Accounts receivables for these customers totaled $7,486 and $0, respectively, representing approximately 3% of total accounts receivable as of September 30, 2022. Accounts receivable from two additional customers totaled $47,758 and $43,031, representing approximately 17% and 15%, respectively, of total accounts receivables as of September 30, 2022.

During the three months ended September 30, 2021, sales to one customer totaled $132,870, comprising approximately 10% of total sales. Accounts receivable for this customer totaled $104,562, representing approximately 14% of total accounts receivable as of September 30, 2021. During the nine months ended September 30, 2021, sales to two customers totaled $440,036 and $370,134, respectively, comprising approximately 14% and 12%, respectively, of total sales. Accounts receivable from these customers totaled $97,127 and $104,562, respectively, representing approximately 13% and 14%, respectively, of total accounts receivable as of September 30, 2021. Accounts receivable from one additional customer totaled $104,405, representing approximately 14% of total accounts receivable as of September 30, 2021.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $6,133 and $5,839 during the three months ended September 30, 2022 and 2021, respectively and $17,514 and $20,812 during the nine months ended September 30, 2022 and 2021, respectively. Shipping and handling costs for shipping product to customers totaled $54,840 and $23,664 during the three months ended September 30, 2022 and 2021, respectively, and $137,497 and $73,393 during the nine months ended September 30, 2022 and 2021, respectively, and are classified in selling, general and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $93,364 and $11,025 for the three months ended September 30, 2022 and 2021, respectively and $164,118 and $46,550 for the nine months ended September 30, 2022 and 2021, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $39,180 and $3,205 for the three months ended September 30, 2022 and 2021, respectively and $145,401 and $14,917 for the nine months ended September 30, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of September 30, 2022 and December 31, 2021, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

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

Segment Reporting

The Company currently operates in one reportable segment. An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(1,279,304)	$(352,776)	$(6,067,193)	$(730,403)
Weighted average common shares outstanding – basic and diluted	6,802,464	2,653,464	5,913,763	2,602,952
Basic and diluted net loss per share	$(0.19)	$(0.13)	$(1.03)	$(0.28)

As of September 30, 2022 and December 31, 2021, the Company has outstanding warrants and options convertible into 1,717,936 and 740,431 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	859,500	—	859,500	—
Warrants	858,436	—	858,436	—
	1,717,936	—	1,717,936	—

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

Accounting Guidance Issued but Not Yet Adopted

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs in connection with the purchase of goods and services. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments in ASU 2022-04 require a buyer that uses supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods with those fiscal years, except for the requirement to disclose roll forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of this standard on our financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the ASU introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for public business entities. The Company is currently evaluating the impact of this standard on our financial statements.

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

3.    Property and Equipment, Net

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021

Vehicles and transportation equipment	$471,359	$298,752
Leasehold improvements	314,819	59,316
Office furniture and equipment	188,131	105,003
Manufacturing equipment	168,099	—
Warehouse equipment	81,164	44,356
QA equipment	22,142	—
Tooling and Molds	15,992	15,992
	1,261,706	523,419

Less: accumulated depreciation	(201,763)	(96,190)
Property and equipment, net	$1,059,943	$427,229

Depreciation expense was $48,364 and $16,422 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $115,670 and $38,176 for the nine months ended September 30, 2022 and 2021, respectively.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021

Accrued salaries and payroll liabilities	$182,283	$12,449
Rebate liability	26,015	23,010
Commissions	14,575	29,120
Deferred income and deposit (sublease)	14,168	13,690
Franchise tax	9,300	9,300
Accrued interest	268	26,301
Other	1,416	26,748
Accrued expenses and other current liabilities	$248,025	$140,618

5.    Liabilities for Sale of Future Revenues

On December 8, 2020 and January 26, 2021, Reliant Funding, under two separate ACH Total Receipts Purchase Agreements (“Purchase Agreements”), purchased a 50% interest in the Company’s future revenues for a total aggregate purchase price of $250,000. Pursuant to the terms of the Purchase Agreements, the purchased percentage continued to be owned by Reliant Funding, until the Company paid the full purchased amount of $349,750. Repayment of the purchased amount was achieved through 252 daily bank account withdrawals of $1,388 through December 15, 2021 and $694 thereafter through January 26, 2022. During the three months ended September 30, 2021, the Company repaid a total of $88,826, including $21,299 of interest. There were no payments made in the three months ended September 30, 2022. During the nine months ended September 30, 2022 and 2021, the Company repaid a total of $11,797 and $250,516, respectively, including $295 and $87,219, respectively, of interest. Interest was recognized at an effective annual interest rate of approximately 71%. As of December 31, 2021, the Company had a total remaining liability related to the Purchase Agreements of $11,502 and total remaining payments of $11,797 (including interest). The Purchase Agreements were secured by substantially all of the assets of the Company. As of September 30, 2022 the Company had no remaining liability related to the Purchase Agreements.

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

7.     Long-Term Debt

Long-term debt consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Senior secured promissory notes – various investors. Monthly payments of interest only at 10% plus deferred interest of 5% accrued monthly to be paid at maturity. A minimum of one year interest is due at maturity. Matures the earlier of (a) May 15, 2023, (b) the closing of a qualified subsequent financing or (c) the closing of a change of control. The notes are senior to all other debt and are secured by substantially all assets of the Company. The notes included detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share (see Note 12 – Stockholders’ Equity). Debt issuance costs and discount totaling $1,287,160 at date of issuance were being amortized and recognized as additional interest expense over the term of the notes using the straight-line method because it was not substantially different from the effective interest rate method. We determined the expected life of the notes to be the contractual term. Interest expense related to these notes includes amortization of debt issuance costs and discount in the amount of $0 and $1,196,843, respectively, for the three months and nine months ended September 30, 2022. Paid in full in April 2022	$—	$1,600,000
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by the current CEO.	10,670	13,135
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by the current CEO.	20,613	24,259

Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by the current CEO.	150,898	153,193
Note payable – individual. Monthly payments of interest only at 10% per annum, matured December 31, 2021 resulting in the entire principal balance recorded in current portion of long-term debt on the accompanying Balance Sheets; pursuant to the note, the past due balance is subject to 1% additional monthly interest which increases one percent for each month beyond maturity date, unsecured. The Company remained in compliance with the extended maturity interest payments; paid in full in April 2022	—	100,000
Note payable – finance company. Payable in monthly installments of $994, including interest at 8.5% per annum, due July 2026, secured by a vehicle and personally guaranteed by a shareholder. Paid in full September 2022.	—	45,832
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by the current CEO.	84,201	96,155

Notes payable – The Company has six and two notes payable to GM Financial for vehicles at September 30, 2022 and December 31, 2021. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expires in April 2023 but prevailing GM Financial existing term notes will remain. The notes are payable in aggregate monthly installments of $4,676, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by the current CEO.	258,012	94,890
Total	$524,394	$2,127,464
Less unamortized debt issuance costs and discount	—	(1,196,843)
Less current portion	(70,285)	(51,135)
Less note payable in default (paid April 2022)	—	(100,000)
Long-term debt, net of unamortized debt discount and current portion	$454,109	$779,486

Future maturities of long-term debt are as follows:

Years ending September 30,
2023	$70,285
2024	75,949
2025	81,805
2026	80,962
2027	56,410
Thereafter	158,983
Total	$524,394

8.     Shareholder Promissory Notes

As of September 30, 2022 and December 31, 2021, the Company had an outstanding principal balance of $825,000 due to shareholders under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature at various dates from August 2023 to December 2024 as follows: August 2023 - $500,000; January 2024 - $125,000; and December 2024 - $200,000.

On May 15, 2021, the Company modified another shareholder Note in the amount of $250,000 to be a convertible note for the same amount. The shareholder also invested additional proceeds of $24,000 for a total convertible note of $274,000. The convertible note included detachable warrants to purchase 548,000 shares of the Company’s common stock. The convertible note bore interest at a rate of 10% per annum, had an initial maturity of two years from date of issue, and was convertible at $0.50 per share. The modification resulted in a new effective annual interest rate of 9.15%. There was no accounting impact to the financial statements related to these modifications. On October 29, 2021, concurrent with the anticipated conversion from an LLC to a C corporation, the convertible note and warrants were modified under a Convertible Debenture Exercise and Waiver and Release Agreement and the shareholder agreed to convert the note and accrued interest into 236,498 shares of common stock resulting in a conversion price of $1.21 per share (see Note 9 –Convertible Notes).

Interest paid to the shareholders under the Notes totaled $20,627 and $48,444 during the three months ended September 30, 2022 and September 30, 2021, respectively. Interest paid to the shareholders totaled $61,881 and $101,281, respectively, during the nine months ended September 30, 2022 and 2021, respectively. There was no accrued interest as of September 30, 2022 or December 31, 2021 related to these Notes.

9.    Convertible Notes

2020 Convertible Notes – Converted January 1, 2021

Effective January 1, 2021, convertible debt holders were offered the opportunity for early conversion of their convertible notes into Class B LLC member units. Three of the four convertible note holders converted notes with a principal balance of $170,000 and accrued interest of $3,157 into 2,338 Class B member units (the equivalent of 59,515 shares of common stock) at per unit conversion prices ranging from $67 - $76 (per share prices ranging from $2.66 - $3.00). In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the fair value of the additional units issued under the induced conversion over the value of the number of units issuable under the original terms of the convertible note agreements is recognized as debt conversion expense. Accordingly, upon early conversion on January 1, 2021, the Company recognized $112,133 of debt conversion expense with a corresponding entry to equity of $285,290 consisting of the $173,157 of principal and accrued interest converted and the excess fair value of $112,133.

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

2021 Convertible Notes/Extinguishment Loss on Debt Settlement

From May to September 2021, the Company received gross proceeds of $2,929,000 from the issuance of unsecured convertible notes (the “Notes”), of which $44,000 was received from existing shareholders. Of the total proceeds, $1,820,000 was received during the three months ended September 30, 2021. Additionally, in May 2021, a shareholder converted a promissory note to a convertible note identical in terms discussed below (see Note 8 – Shareholder Promissory Notes).

At the option of the Note holders and after the completion of a merger with a Special Purpose Acquisition Company (“SPAC”) or an Initial Public Offering (“IPO”), the holder could convert all or a part of the outstanding principal and accrued interest into shares of common stock of the merged or public company. The Notes included detachable warrants (“Warrants”) to purchase 3,862,000 shares of the merged or public company. The Notes bore interest at a rate of 10% per annum, had an initial maturity of two years from date of issue, and were convertible at per-share prices ranging from $0.50 to $2.50. Effective January 1, 2021, the Company early adopted ASU 2020-06, and accordingly, no beneficial conversion features were recognized. The Notes were accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the Notes were recorded as a single liability measured at amortized cost on the consolidated Balance Sheet. The Company incurred $148,000 of debt issuance costs relating to the issuance of the Notes, which were recorded as a reduction to the Notes on the Balance Sheet. Of this amount, $56,000 was incurred during the three months ended September 30, 2021. The debt issuance costs were being amortized and recognized as additional interest expense over the term of the Notes using the straight-line method because it is not substantially different from the effective interest rate. Amortization of debt discount totaled $16,383 and $21,104 during the three and six months ended September 30, 2021, respectively. Since the Warrants were not exercisable until a merger with a SPAC or an IPO, there was no impact on the financial statements at date of grant.

On October 29, 2021, in anticipation of conversion from LLC to a C corporation, the Notes and Warrants were modified under Convertible Debenture Exercise and Waiver and Release Agreements with the individual creditors. The Note holders agreed to settle the debt for an aggregate of 1,527,647 shares of common stock with a fair value of $5,545,359 ($3.63 per share). Since this transaction involved contemporaneous issuance of shares of common stock by the Company to the Note holders, the Company evaluated the transaction for modification and extinguishment accounting and determined that the debt was extinguished as a result of the issuance of shares that do not represent the exercise of a conversion right contained in the original terms of the Notes at issuance.

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

In the first quarter of 2022, the Company entered into two new long-term, non-cancelable operating lease agreements for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $2,348,509, representing the present value of the lease payments discounted using an effective interest rate of 8.07% and 8.86%, and corresponding right-of-use assets of $2,348,509. The leases expire in December 2026 and December 2028. The second lease contains one three-year option to renew. The lease is guaranteed by the current CEO.

In the first quarter of 2021, the Company entered into a long-term, non-cancelable operating lease agreement for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $1,268,089, representing the present value of the lease payments discounted using an effective interest rate of 7.47% and a corresponding right-of-use asset of $1,268,089. The lease expires in January 2028 and contains one three-year option to renew. The lease is guaranteed by the current CEO.

The Company has two other leases that expire in January 2023 and February 2025. The leases generally provide for annual increases based on a fixed amount and generally require the Company to pay real estate taxes, insurance, and repairs. Both leases are guaranteed by the current CEO.

The following is a summary of total lease costs during the three months and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$198,795	$80,931	$561,949	$223,175
Short-term lease costs	450	1,504	3,077	3,223
Variable lease costs	—	—	—	—
Sublease income	(25,022)	(30,360)	(98,364)	(54,677)
	$174,223	$52,075	$466,662	$171,721

The weighted-average remaining lease term was 5.71 years and 5.64 years as of September 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 8.50% and 8.02%, as of September 30, 2022 and December 31, 2021, respectively. Operating cash flows from the operating leases totaled $115,442 and $48,602 for the three months ended September 30, 2022 and 2021, respectively and $322,112 and $127,980 for the nine months ended September 30, 2022 and 2021, respectively.

The total lease liability as of September 30, 2022 and December 31, 2021 was $3,338,046 and $1,311,649, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2022, for years ending September 30:

Total
2023	$729,741
2024	723,081
2025	721,971
2026	727,150
2027	703,541
Thereafter	645,402
Total future minimum lease payments	4,250,886
Less imputed interest	(912,840)
Total	$3,338,046

Current lease liability	$465,471
Noncurrent lease liability	2,872,575
Total	$3,338,046

Subleases

The Company subleases office and warehouse space under three of its existing operating leases with similar terms as the Company’s lease agreements. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $25,022 and $30,360 during the three months ended September, 2022 and 2021, respectively, and $98,364 and $54,677 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, deferred income and a sublease deposit totaled $14,168 and $13,690, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The following are the total future minimum sublease payments as of September 30, 2022:

Years ending September 30,
2023	$60,056
2024	35,977
2025	15,175
Total future minimum lease payments	$111,208

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

11.    Conversion to a C Corporation

Effective November 1, 2021, the Company converted from an LLC to a C corporation under the State of Nevada statutes in anticipation of an upcoming initial public offering, and changed its name to Expion360 Inc. The membership units of the existing LLC members and all existing convertible note holders (see Note 9 - Convertible Notes) converted into an aggregate of 4,181,111 shares of common stock. Additionally, investors purchased 88,889 shares of common stock for total proceeds of $316,400, and 30,000 shares of common stock were issued in exchange for legal services. The 30,000 shares issued in exchange for legal services were valued at $108,900 at date of grant based on the per share price of $3.63 paid for shares issued at the time of the conversion to a C corporation. The Company’s issued and outstanding shares of common stock totaled 4,300,000 upon conversion to a C corporation.

12.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2022 and December 31, 2021, 6,802,464 and 4,300,000 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

Initial Public Offering

On April 1, 2022, the Company completed an initial public offering (“IPO”). A total of 2,466,750 shares of common stock were sold at $7.00 per share in the IPO, for total gross proceeds of $17,267,250. The Company incurred IPO costs of $2,494,763 resulting in net proceeds of $14,772,487. Additionally, during the nine months ended September 30, 2022, the Company issued 35,714 shares of common stock at $7.00 per share to an outside third party in exchange for IPO services. The fair value of the shares of $249,998 were recorded as an increase to common stock of $36 (35,714 shares at $.001 par value) and additional paid in capital of $249,962 and a corresponding reduction to additional paid in capital of $249,998, resulting in a net decrease in additional paid in capital of $36.

Issuance of Shares

Prior to conversion from an LLC to a C corporation, the following membership units were issued and included in the membership units that were converted into 4,181,111 shares of common stock upon the Company’s conversion to a C corporation (see Note 11 – Conversion to a C corporation).

·	On January 1, 2021, 8,000 membership units (equivalent to 192,234 shares) that were held in Trust were granted to three individuals.

·	On January 1, 2021, the Company issued 2,338 Class B member units (equivalent to 59,515 shares of common stock) upon the conversion of convertible notes and accrued interest totaling $173,157 (see Note 9 - Convertible Notes).

·	On January 1, 2021, the Company issued 262 Class B membership units (equivalent to 6,667 shares of common stock) in exchange for building signage valued at $20,000.

·	In March 2021, the Company sold 3,185 Class B membership units (equivalent to 81,106 shares of common stock) to two new members for gross proceeds of $270,000.

·	In April 2021, the company sold 2,972 Class B membership units (equivalent to 75,662 shares of common stock) to one new member for gross proceeds of $252,000.

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

In November 2021, the Company issued 482,268 detachable warrants with secured promissory notes (see Note 7 – Long-Term Debt) for the purchase of common stock. The relative fair value of the warrants of $809,806 at the time of issuance was recorded as additional paid-in capital with a corresponding debt discount reducing the carrying value of the notes. Additionally, the Company issued 77,163 warrants to purchase shares of common stock to underwriters in connection with obtaining the notes. The fair value of the warrants of $262,354 was recorded as additional paid-in capital and reduced the carrying value of the notes. The warrants are exercisable at $3.32 per share for a period of 10 years from date of grant. The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and the following assumptions: per share price of common stock on date of grant of $3.63, expected dividend yield of 0%, expected volatility of 110.8%, risk-free interest rate of 1.63% and expected life based on contractual life of 10 years.

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

As of September 30, 2022 and December 31, 2021, a total of 858,436 and 710,431 warrants were issued and outstanding, respectively. As of September 30, 2022 and December 31, 2021, a total of 30,000 options, which were not issued under a specified plan, were outstanding. As of September 30, 2022, below is a summary of the various warrants/options issued and outstanding:

Number of warrants/non-plan options	Exercise Price	Weighted Average Remaining Life (Yrs)
559,431	$3.32	9.15
151,000	$2.90	2.11
30,000	$3.32	2.11
148,005	$9.10	4.50
888,436

Stock Option Plans

As of September 30, 2022, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan, both of which are described below and became effective upon the initial public offering. On May 2, 2022, the Company granted 829,500 options under the 2021 Incentive Award Plan. No shares have been issued to date under the 2021 Employee Stock Purchase Plan. The compensation cost that has been charged against operations was $2,114,529 for the nine-month period ended September 30, 2022.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the plan is subject to limits and is adjusted annually. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. As of September 30, 2022, the aggregate number of shares that can be issued under the Plan is 859,500 of which 829,500 have been granted. The number of shares granted, the exercise price, and the terms will be determined at date of grant, however, the exercise price shall not be less than 100% of the fair value on the grant date (110% for options granted to greater than 10% shareholders) and the term shall not exceed ten years.

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

The Company has computed the fair value of all options granted during the nine months ended September 30, 2022 using the following assumptions:

Expected volatility	109.48% - 113.32%
Expected dividends	None
Expected term (in years)	2.5 – 5.01
Risk free rate	2.83% – 3.01%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Plan:

(in thousands except number of options and per options data)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at beginning of period	—	$—	—	—
Granted	829,500	3.43	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	829,500	$3.43	8.51	$—
Exercisable at end of period	829,500	$3.43	8.51	$—

(1)	The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2022 is $0, as all options are out of the money.

The weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2022 to employees and non-employees was $1,847,193 and $267,336, respectively. All options were immediately vested and there was no unrecognized compensation expense as of September 30, 2022.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of September 30, 2022:

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

Through October 31, 2021, the Company was treated as an S corporation for federal and state income tax purposes, such that the Company’s taxable income is reported by members in their respective tax returns and the Company was only subject to state franchise taxes and fees. For the three and nine months ended September 30, 2022 the Company incurred a provision for state franchise fees of $0 and $300, respectively. There was no provision recorded for the three and nine months ended September 30, 2021.

Since converting to a C corporation, the Company has incurred losses and consequently recorded no provision for state or federal income taxes for the three and nine months ended September 30, 2022. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of September 30, 2022 and December 31, 2021, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate.

14.    401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

15.    Related Party Transactions

As of September 30, 2022 and December 31, 2021, related party transactions consisted of Shareholder Promissory Notes (see Note 8 – Shareholder Promissory Notes).

16.    Subsequent Events

The date to which events occurring after September 30, 2022, the date of the most recent Balance Sheets, have been evaluated for possible adjustment to the financial statements or disclosures is November 3, 2022, which is the date the financial statements were issued.

On October 26,2022, the Company filed an S-8 related to its Employee Benefit Plan Security Offering.

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

On April 1, 2022, the Company completed an initial public offering. A total of 2,466,750 shares of common stock were sold at $7.00 per share in the IPO, for total gross proceeds of $17,267,250, or net proceeds of $14,772,487 after issuance costs of $2,494,763, which has substantially improved our working capital position. The Company also issued 35,714 shares and 148,005 warrants to outside third parties and underwriters in connection with the IPO. The total estimated fair value of the shares and warrants was $249,998 and $916,238, respectively. IPO-related costs incurred reduced additional paid-in capital and therefore, the issuance of these shares and warrants resulted in no impact to the financial statements.

From the IPO proceeds, in April 2022 the Company paid off working capital loans totaling $550,000 (see Note 6 – Line of Credit and Short-Term Revolving Loans) and notes payable of $1.7 million, plus related interest totaling $213,895.

We experienced overall improvements in sales trends in the nine-month period ended September 30, 2022 as compared to the corresponding period in the prior year.

Our new leased distribution center in Elkhart, Indiana became operational in the first quarter of 2022 and our new leased facility in Redmond, Oregon is under development with roughly $950,000 of proceeds from the IPO earmarked for the construction of a new assembly line and associated equipment for quality testing and material handling. Total capital expenditures related to the new assembly line and associated equipment for the three and nine months ended September 30, 2022 was approximately $85,000 and $460,000, respectively.

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

Interest and Other Income, net

Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 11.21% and amortization of debt issuance costs. As of September 30, 2022, all debt issuance costs have been fully amortized.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	59.9	65.7	63.1
Gross profit	29.1	40.1	34.3	36.9
Selling, general, and administrative expenses	120.2	54.5	112.9	45.5
Loss from operations	(91.0)	(14.4)	(125.7)	(11.8)
Other expense — net	1.5	12.1	43.4	19.6
Loss before income taxes	(92.5)	(26.5)	(169.2)	(31.4)
Net loss	(92.5)	(26.5)	(169.2)	(31.4)

Sales

Sales for the three months ended September 30, 2022 increased by 3.9%, or approximately $52,000, compared to the corresponding period in 2021. Sales for the nine months ended September 30, 2022 increased by 78.9%, or approximately $2.53 million, compared to the corresponding period in 2021. The increases were primarily attributable to increases in our overall sales volumes as a result of our expanded product offerings and distribution network.

Cost of Sales

Total cost of sales for the three months ended September 30, 2022 increased by 23.0%, or approximately $183,000, compared to the corresponding period in 2021, and increased as a percentage of sales by 11.0%. Total cost of sales for the nine months ended September 30, 2022 increased by 86.2%, or approximately $1.75 million, compared to the corresponding period in 2021, and increased as a percentage of sales by 2.6%. The increase in the cost of sales during the three and nine months ended September 30, 2022 over the corresponding periods in 2021 were primarily related to increases in facilities costs and labor as we expanded our operations, and in landed costs, which the Company is currently monitoring.

Gross Profit

Our gross profit as a percentage of sales decreased to 29.1% for the three months ended September 30, 2022, compared to 40.1% for the three months ended September 30, 2021. Our gross profit as a percentage of sales decreased to 34.3% for the nine months ended September 30, 2022, compared to 36.9% for the nine months ended September 30, 2021. The decrease in gross profit for the nine-month period was primarily attributable to increases in facilities costs and labor as we expanded our operations, and in landed costs, which the Company is currently monitoring.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 increased by 129.1%, or approximately $936,000, compared to the corresponding period in 2021. Selling, general and administrative expenses for the nine months ended September 30, 2022 increased 343.7%, or approximately $5.02 million, compared to the corresponding period in 2021 primarily due to increased costs to support our growth in sales and business development efforts along with various expenses that were incurred due to planning and preparing for our initial public offering. The most substantial increases were in salaries and benefits, of which $2,114,529 was a non-cash expense attributable to stock-based compensation, legal and professional services incurred in anticipation of our initial public offering, sales and marketing, and rents and utilities.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Salaries and benefits	$723,225	$329,019	$4,153,793	$649,837
Legal and professional	255,726	172,389	518,258	196,088
Sales and marketing	215,994	71,325	527,732	216,021
Rents, maintenance, utilities	158,640	32,840	469,437	121,932
Travel expenses	85,564	27,437	158,718	43,190
Fees	51,633	18,335	127,694	53,159
Depreciation	44,112	15,165	107,005	34,449
Insurance	41,676	18,254	81,077	25,614
Research and development	41,355	3,205	153,730	15,417
Supplies, office	31,796	19,440	118,764	60,695
Other	12,284	18,120	63,746	43,967
Total	$1,662,005	$725,529	$6,479,954	$1,460,369

Other Expense

Our other expense for the three months ended September 30, 2022 and 2021 was approximately $20,000 and $162,000, respectively. Our other expense for the nine months ended September 30, 2022 and 2021 was approximately $1.56 million and $455,000, respectively. Other expense for the three and nine months ended September 30, 2022 was made up almost entirely of interest expense, except that during the three months ended September 30, 2022, a gain on sale of property and equipment of approximately $13,000 reduced other expense. For the three months ended September 30, 2022 and 2021, interest expense attributable to non-cash amortization of debt discount totaled $0 and $16,383, respectively. During the nine months ended September 30, 2022 and 2021, non-cash amortization of debt discount totaled $1,196,843 and $21,104, respectively. However, during the three months ended September, 2021, non-cash interest expense of $112,133 was also recognized in connection with an induced conversion that occurred on January 1, 2021. Interest expense attributable to debt obligations totaled $34,016 and $145,418 during the three months ended September 30, 2022 and 2021, respectively, and $375,005 and $322,800 during the nine months ended September 30, 2022 and 2021, respectively. In April 2022, with the use of proceeds from the IPO, the Company paid off approximately $2.46 million in debt with interest rates ranging from 10 to 15%.

Net Loss

Our net loss for the three months ended September 30, 2022 and 2021 was approximately $1.28 million and $353,000, respectively. Our net loss for the nine months ended September 30, 2022 and 2021 was approximately $6.07 million and $730,000, respectively. The increase in net loss was primarily the result of increased selling, general, and administrative expenses as we invested in human resources, facilities, and business development in preparation of our expanded growth objectives along with an increase in legal and professional costs in connection with of our initial public offering. Additionally, for the nine months ended September 30, 2022, the Company recognized approximately $2.1 million in non-cash expenses related to stock-based compensation, which was non-existent in the corresponding period in 2021. Further, and as noted above, for the nine months ended September 30, 2022, the company recognized non-cash interest expense of approximately $1.2 million. Therefore, of the $6.07 million net loss for the nine months ended September 30, 2022, a total of $3.3 million was non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022 and December 31, 2021, our current assets exceeded current liabilities by approximately $12.82 million and $3.18 million respectively, and we had cash and cash equivalents of approximately $8.12 million and $773,000, respectively. On April 1, 2022, we closed our initial public offering which resulted in approximately $14.7 million of net proceeds.

Short-term liquidity requirements

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion. As of September 30, 2022, we expect our short-term liquidity requirements to include (a) approximately $490,000 of capital additions; (b) principal debt payments totaling approximately $70,000; and (c) lease obligation payments of approximately $730,000, including imputed interest.

Long-term liquidity requirements

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for eighteen months.

Based on our current business plan, we believe that cash flows from operations, together with the proceeds from the initial public offering will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service for at least the next twelve months. Our ability to make scheduled principal and interest payments, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, the competitive environment, and other factors, including those outlined in the “Risk Factors” section of this prospectus. If our estimates of revenues, expenses, capital, or liquidity requirements change or are inadequate to support our growth or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity and/or arrange additional debt financing. We may also seek to raise additional equity and/or arrange debt financing to give us the financial flexibility to pursue attractive opportunities that may arise in the future.

Cash flows used in operating activities

We generated negative cash flows from operating activities of approximately $4.70 million for the nine months ended September 30, 2022, compared to negative cash flows of approximately $2.77 million for the corresponding period in 2021. Significant factors affecting operating cash flows during the periods included:

For the nine months ended September 30, 2022, our loss of $6,067,193 was adjusted and reduced by non-cash transactions including stock-based compensation of approximately of $2.1 million, amortization of debt discount on convertible notes of approximately $1.2 million and depreciation of approximately $116,000. For the nine months ended September 30, 2021, our loss of $730,403 was adjusted and reduced by non-cash transactions including amortization of debt discount on convertible notes of approximately $21,000, a debt conversion expense on induced conversion of approximately $112,000 and depreciation of approximately $38,000.

·	Cash provided/(used) by accounts receivable was approximately $475,000 and ($532,000), representing a decrease in accounts receivable for the nine months ended September 30, 2022 and an increase in accounts receivable for the nine months ended September 30, 2021, respectively. Sales are generally collected within 30 to 45 days. The decrease during the nine months ended September 30, 2022 is primarily attributed to a decline in September sales compared to sales in December 2021. The increase during the nine months ended September 30, 2001 correspond with increases in sales.

·	Accounts payable and accrued expenses increased by approximately $20,000 during the nine months ended September 30, 2022 compared to approximately $8,000 for the corresponding period in 2021. This is primarily attributed to increased costs and expenses.

·	Other significant changes include a decrease in customer deposits of approximately $275,000 during the nine months ended September 30, 2022, representing a use of cash that did not exist in the corresponding period in 2021. Additionally, long-term deposits increased by approximately $11,000 during the nine months ended September 30, 2022 compared to $48,000 for the corresponding period in 2021, primarily due to new leases in 2021 and deposits on capital purchases in 2022.

·	Cash used for inventory and prepaid inventories was approximately $2.17 million and $1.70 million for the nine months ended September 30, 2022 and 2021, respectively. These increases are primarily due to significant purchases and prepayments of inventory to Chinese suppliers that were made in the 3rd quarter of 2022 in order to have sufficient inventory for projected sales in 2022 and 2023. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required. Sales for the nine months ended September 30, 2022 increased over sales for the nine months ended September 30, 2021 by approximately $2.53 million.

Cash flows used in investing activities

We used cash in investing activities of approximately $383,000 and $94,000 for the nine months ended September 30, 2022 and 2021, respectively. Cash used for capital purchases of property and equipment related to expanding and improving our facilities and infrastructure was approximately $434,000 and $94,000, respectively, during the nine months ended September 30, 2022. Net proceeds of approximately $51,000 was received for the sale of property and equipment during the nine months ended September 30, 2022. We anticipate that we will spend up to $950,000 in 2022 as we expand our production facilities and build new assembly lines.

Cash flows provided by financing activities

Cash provided by financing activities was approximately $12.4 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 we paid down debt principal of approximately $2.3 million compared to $498,000 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company issued no new debt resulting in cash proceeds, whereas during the nine months ended September 30, 2021, we obtained working capital financing of $125,000 and received proceeds from the issuance of convertible notes of $2.78 million. During the nine months ended September 30, 2022, we received net cash proceeds of $14.77 million from the sale of common stock compared to $522,000 during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and require the greatest number of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. In the nine months ended September 30, 2022, there were no changes to the application of critical accounting policies previously disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering, other than the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are disclosed in the Company’s prospectus, dated March 31, 2022, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 4, 2022 (the “Prospectus”) in connection with the Company’s initial public offering. During the three and nine months ended September, 2022, there were not material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

Date: November 3, 2022	By: _________________________________________ John Yozamp Chief Executive Officer
Date: November 3, 2022	By: _________________________________________ Brian Schaffner Chief Financial Officer