Form 10-K
period 2022-12-31
Expion360 Inc.
filed 2023-03-30
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission file number 001-41347

Expion360 Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	81-2701049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2025 SW Deerhound Avenue, Redmond, OR	97756
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (541) 797-6714

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $0.001 par value per share	XPON	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sale price as reported by The Nasdaq Capital Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.9 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 27, 2023, there were 6,848,566 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Expion360 INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report on Form 10-K, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections regarding the markets where we operate, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding expected capital expenditures, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

·	We operate in an extremely competitive industry and are subject to pricing pressures.
·	We have a history of losses and our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
·	Our business and future growth depends on the needs and success of our customers, and we have substantial customer concentration.
·	We may not be able to successfully manage our growth.
·	We may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”) as well as uncertainty in global economic conditions.
·	We may fail to expand our sales and distribution channels and our ability to expend into international markets is uncertain.
·	Nearly all of our raw materials enter the United States through a limited number of ports, and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.
·	Government reviews, inquiries, investigations, and actions could harm our business or reputation.
·	We are dependent on third-party manufacturers and suppliers, including suppliers located outside the United States, and our operating results could be adversely affected by changes in the cost and availability of raw materials as well as increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts.
·	We rely on two warehouse facilities and if any of our facilities becomes inoperable for any reason or if our expansion plans fail, our ability to produce our products could be negatively impacted.
·	Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.
·	We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.
·	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
·	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.
·	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
·	Quality problems with our products could harm our reputation and erode our competitive position.
·	Our ability to raise capital in the future may be limited and our stockholders may be diluted by future securities offerings.
·	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
·	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.
·	Such other factors as discussed in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

NOTICE REGARDING TRADEMARKS

This Annual Report on Form 10-K includes trademarks, tradenames, and service marks that are our property or the property of others. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

PART I

ITEM 1. BUSINESS

Our Company

Expion360 Inc. (the “Company,” “Expion360”, “we,” “us” or “our”) focuses on the design, assembly, manufacturing, and sales of lithium iron phosphate (LiFePO4) batteries and supporting accessories for recreational vehicles (“RVs”) and marine applications with plans to expand into home energy storage products and industrial applications. We design, assemble, and distribute high-powered, lithium battery solutions using ground-breaking concepts with a creative sales and marketing approach. We believe that our product offerings include some of the most dense and minimal-footprint batteries in the RV & Marine industry. We are developing the e360 Home Energy Storage: a system that we expect to significantly change the industry in barrier price, flexibility, and integration. We are deploying multiple IP strategies with cutting-edge research and unique products to sustain and scale the business. We currently have customers consisting of dealers, wholesalers, private label customers and original equipment manufacturers who are driving revenue and brand awareness nationally.

Our corporate headquarters are based in Redmond, Oregon, with assembly in the United States and suppliers based in Asia. We are currently in the process of building out manufacturing capacity at our corporate headquarters. Our long-term target is to onshore the manufacturing of most of our components and assemblies, including cell manufacturing, to the United States.

Our main target markets are currently the RV & Marine industry. We believe that we are well positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. Additional focus markets include home energy storage, where we aim to provide a cost-effective, low barrier of entry, and a do-it-yourself (“DIY”) flexible system for those looking to power their homes via solar energy, wind, or grid back-up. Along with RV/Marine and home energy storage markets, we aim to provide additional capacities to the ever-expanding electric forklift and industrial material handling markets.

Expion360’s e360 product line, which is manufactured for the RV/Marine industry, was launched in December 2020. The e360 product line, through its rapid sales growth, has shown to be a preferred conversion solution for lead-acid batteries. We believe that our e360 Home Energy Storage system has strong revenue potential with recurring income opportunities for us and our associated sales partners.

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed-oriented design and engineering and strong case materials and internal and structural layouts, and are backed by responsive customer service.

 Our Market Opportunity

The trend of vehicle electrification is expected to be a significant growth catalyst for lithium compounds over the next decade and beyond. According to industry sources and management estimates, the global electric vehicle market was valued at $163.01 billion in 2020, and is projected to reach $823.75 billion by 2030, a CAGR of 18.2%. In addition, the North American electric vehicle market is projected to reach $147.6 billion by 2028, a CAGR of 37.2%.

 Furthermore, the North American RV market was estimated at roughly $33.95 billion in 2021, and is expected to grow at a 9.7% CAGR, approaching $59.16 billion by 2027. There are almost 230 national chain RV dealers in the United States, further exemplifying the robust market for these vehicles. In addition, the global recreational boating market was valued at $27.32 billion in 2021, and is projected to reach $36.78 billion by 2027, growing at a CAGR of 5.1% from 2021 to 2027.

 At the intersection of both these trends lies the rapidly expanding lithium battery market. The market for lithium-ion batteries is expected to grow at 13.1% CAGR between 2022 and 2031, from roughly $44.5 billion to $135.1 billion. The vast expansion of the lithium battery market can be attributed to global trends promoting clean energy, as well as the compact and flexible nature of lithium battery packs which make them easy to install in RV’s and boats. Our technology, which we believe offers industry leading battery pack flexibility for the most efficient energy storage, is poised to be able to offer power to these large vehicles such as RV’s and recreational boats.

 Expion360 is focused on expanding its position in the deep cycle, off-grid and stationary energy storage markets. According to the Federal Consortium for Advanced Batteries, the United States has five goals in mind to secure battery materials and the U.S. technology supply chain. They include (1) securing access to raw materials; (2) support of the U.S. materials-processing base; (3) stimulation of U.S. electrode, cell, and pack manufacturing; (4) enabling recycling and reuse of critical materials; and (5) support of scientific R&D, STEM education and workforce development. Expion360 is well positioned to benefit from this national focus.

The Biden Administration has also laid out a bold agenda to address the climate crisis and build a clean and equitable energy economy that achieves carbon-pollution-free electricity by 2035 and puts the United States on a path to achieve net-zero emissions, economy-wide. We believe this government support will continue to drive rapid growth in the industry.

 Lithium-based batteries power our daily lives, from consumer electronics to national defense. They enable electrification of the transportation sector and provide stationary grid storage, critical to developing the clean-energy economy. The U.S. has a strong research community, a robust innovation infrastructure for technological advancement of batteries, and an emerging lithium-based battery manufacturing industry, according to the US Department of Energy.

 It is our desire to work closely with federal, state and local governments, as well as private industry to help America be the leader in lithium battery technology.

Competitive Strengths

We believe the following strengths differentiate Expion360 and create long-term, sustainable competitive advantages:

 Superior Capacity to Lead Acid Competitors

 Lead-acid batteries have always been the standard in RV and marine transportation vehicles. Our lithium-ion batteries offer superior capacity to our lead-acid competitors. Our batteries utilize lithium iron phosphate, and therefore, are expected to have a lifespan of approximately 12 years — three to four times that of certain lead-acid batteries and with ten times the number of charging cycles. Furthermore, we believe that our typical battery provides three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a .1C rate).

 Battery Pack Flexibility

 Our battery packs are also highly flexible, designed to be moved and used in various applications seamlessly. We plan to onshore our semi-automated pack assembly in Redmond, Oregon. The initial equipment has arrived and subject to market conditions, we are working on setup and development of additional equipment to automate the line. This should allow us to use a more flexible approach to forming and creating new battery packs. By onshoring, we expect to be able to react to market demands at a much quicker pace and increase profit levels over our competition.

 Long-time RV and Marine Industry Experience and Relationships and Strong Insider Ownership

  Expion360 is managed by a team with a strong track record in the RV and clean energy spaces. John Yozamp, Founder of Expion360, pioneered multiple new recreational concepts in the RV industry. As the founder and previous owner of Zamp Solar, he has extensive relationships in the RV OEM industry. In addition, our co-founders own significant equity in the company, signaling a strong commitment and personal investment.

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

In furtherance of our vision of stored energy, in January 2023, Expion360 introduced two portable power generator products: the AURA POWERCAP™ 600 and AURA POWERCAP™ 800 (together, the “Aura”). The AURA POWERCAP™ 600 is designed to fit and convert any one of Expion360’s group 24 lithium batteries into a 600W mobile power station while the AURA POWERCAP™ 800 is designed to fit and convert any one of Expion360’s group 27 lithium batteries into an 800W mobile power station. The Aura’s proprietary patent pending design allows the AURA POWERCAP™ 600 to join seamlessly to 60Ah, 80Ah, and 95Ah Expion360 batteries and the AURA POWERCAP™ 800 to join to 100Ah and 120Ah Expion360 batteries. The AURA POWERCAP™ 600 and AURA POWERCAP™ 800 are an exclusive fit to Expion360 batteries and will not fit other brands. The AURA POWERCAP™ 600 and AURA POWERCAP™ 800 contain beneficial features and functions for a compact portable power unit, including the ability to recharge the battery from the input charge port using the included 7 Amp household charger and the ability to recharge remotely with Expion360’s lightweight portable solar panel options, which are sold separately.

Strong National Retail Customers and Distribution Channels

 Expion360 has sales relationships with many major RV retailers and with marine retailers and plans to use what we believe is a strong reputation in the lithium battery space to create an even stronger distribution channel. John Yozamp has used his decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space. Expion360 has already established a sales relationship with several large retail customers, including Camping World, a leading national RV retailer, as well as NTP-STAG, a leading distributor of aftermarket RV parts.

Product Section

We focus on the design, assembly, and sales of lithium iron phosphate (LiFePO4) batteries and supporting accessories for RV and marine applications. Our batteries are designed and engineered in house using premium lithium iron phosphate cells with quality controls at every step We use high-grade LiFePO4 encased in steel and meeting the UL 1642 standard (UL file no. MH64383). We believe that our materials and engineering enhance the reliability, stability, and safety of our products. We reimagined the standard battery case and included built-in rubber feet, radiused corners, 96.7% larger terminal connection pads, interior molded ribs for structural security, and the highest-grade ABS plastics with additives for fire retardancy. To maximize the power and efficiency of our batteries, we welded our cells via thick copper/tin machined collector plates, welded all interior pack points, added a press broke flange at each end to create a mechanical backbone for the battery monitoring system (the “BMS”), used high-grade wiring and ring terminals throughout, and treated connections with industrial epoxy for long-lasting protection. Our internal “smart” BMS design includes multiple safety and performance features, such as: low temperature discharge, auto shutoff, short circuit protection, low- and high-voltage shutoffs, and overcurrent disconnect. Our structurally sound BMS board features a bolted design, eliminating all unnecessary solder, resulting in one cohesive pack with a long lifespan. We hold our lithium batteries to high safety standards, which has enabled us to achieve a UL 1973 compliance. We stand by our batteries with an industry leading 12-year warranty.

To enable us to provide a full range of components to complement our battery offerings, we offer a suite of accessories and components for new installations or conversions which includes but is not limited to chargers, monitors, inverters, and solar components from brands such as Victron Energy and RedArc.

The Company has the following products:

·	Group 24 batteries:

o    e360 60Ah lithium battery

o    e360 80Ah lithium battery

o    e360 Extreme Density 95Ah lithium battery

·	Group 27 batteries:

o    e360 100Ah lithium battery

o    e360 Extreme Density 120Ah lithium battery

·	Custom battery:

o    E360 Extreme Density 360Ah battery

·	Expion360 e360 Lithium Power Bundle™
·	Battery monitors
·	DC battery chargers
·	Industrial tie-downs – 7 models
·	Terminal blocks
·	Bus bars

The Company has the following products in its pipeline:
·	In January 2023, Expion360 introduced AURA POWERCAP™ 600 and AURA POWERCAP™ 800. Expion360 began taking pre-orders of the new AURA POWERCAP™ 600 and 800 in Q1 2023 with anticipated deliveries Q2 2023. See “—Competitive Strengths—Expansion into New Markets” for additional information about the AURA POWERCAP™ 600 and AURA POWERCAP™ 800.
·	Expion360 is also currently developing the e360 off-grid home energy system with release expected in 2024.

Competitors

Our competitors include lithium-ion battery manufacturers, such as Relion (which was acquired by Brunswick Corporation in September 2021), Battle Born Batteries, Renogy, and Dakota Lithium. Lead-acid battery manufactures also continue to have a presence in the marketplace. We have designed custom form factors in both the industry standard Group 24 and Group 27 battery sizes allowing us to visually and structurally differentiate Expion360 within the market space. We believe that our custom 360Ah battery also provides a unique capacity to footprint ratio compared to lead-acid and lithium battery competitors. Our batteries utilize lithium iron phosphate, and therefore, are expected to have a lifespan of approximately 12 years — three to four times that of certain lead-acid batteries and with ten times the number of charging cycles. Furthermore, we believe that our typical battery provides three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a .1C rate).

 Manufacturing and Supply Chain

Our batteries are manufactured by multiple third-party manufacturers located in China who also produce our battery cells. We then assemble and package the batteries in the United States for sale to our customers. While we do not have long-term purchase agreements with our third-party manufacturers and our purchases are completed on a purchase order basis, we have had strong relationships with our third-party manufacturers spanning many years. During the years ended December 31, 2022 and 2021, approximately 85% and 90%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers that meet our approval and quality standards and as a result, we may have limited control over the agreed pricing for these raw materials and battery components. Our battery cell manufacturers also have joint venture factories outside of China and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so. We aim to maintain an appropriate level of inventory to satisfy our expected supply requirements. We believe that we could locate alternative third-party manufacturers to fulfill our needs.

Lithium is a key raw material used to produce our battery cells and as a result, the cost of our battery cells is dependent on the price and availability of lithium. From 2010 until 2015, the price of lithium stayed fairly flat. In 2016 the price started to rise, fueled by the fear of material shortages. As a result of the higher prices, new mining operations that had been in development came online and companies invested in more efficient extraction processes. The increases in production led to an oversupply of lithium in 2019 and a sharp drop in prices. The lithium prices in 2020 ended below the 2016 prices.

In addition to increased mining and newly located reserves, there is also an industry push to provide more efficient ways to extract lithium from the mined ore.  Another development of the past few years is lithium cell recycling. This process will recapture the raw lithium from the cell for reuse in future cells. The price of lithium remains subject to volatility and thus we aim to monitor any developments that might adversely affect our supply chain.

Customers

We currently have over 213 customers across the United States consisting of dealers, wholesalers, private-label customers and original equipment manufacturers who then sell our products to end consumers. Our sales are completed on a purchase order basis and most are without firm, long-term revenue commitments or sales arrangements. In addition, we also sell products directly to consumers. Expion360 has sales relationships with many major RV retailers, including Camping World, a leading national RV retailer, as well as NTP-STAG, a leading distributor of aftermarket RV parts as well as with marine retailers. In December 2022, we were selected as the exclusive supplier of lithium-ion batteries for an overland trailer to be branded and sold by a top U.S. sports utility vehicle manufacturer. Due to the progress and success with our existing sales and distribution activities and to avoid any channel conflicts, our previously announced value-added reseller program has been deferred, pending additional review. We will continue to focus on our sales and distribution channels in order to develop existing customer relationships and grow our customer base.We also offer a high level of technical support to our customers before and after product sales.

We currently derive a significant portion of our revenues from a limited number of customers. During the year ended December 31, 2022, sales to our top three customers totaled $2,905,326, comprising approximately 41% of our total sales, including sales to one customer, which totaled $1,346,344 or approximately 19% of our total sales.

Intellectual Property

The success of our business and our technology leadership is supported by our proprietary battery technology. We have filed patent applications in the United States to provide protection for our technology. Two design patents in the United States related to the new AURA POWERCAP™ are pending as of December 2022. In addition, we rely upon a combination of trademark and trade secret laws in the United States, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. We also seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties.

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in an effort to protect our brand, as of December 31, 2022, we own 5 trademark registrations to cover our house marks in the United States and we have 3 pending trademark applications relating to our design logos and slogans in the United States.

 Government Regulation

We are subject to inspections by federal, state, and local regulators overseeing environmental health and safety, which could result in possible citations and/or fines. Lithium-ion battery shipments are categorized as “dangerous goods” and are subject to rules governing their transportation. We have implemented policies and procedures, trained our employees, and conducted internal audits to verify compliance with environmental health and safety regulations.

In August of 2022, our Group 24 and Group 27 batteries passed UL 1973 certification. In February 2023, our custom 360Ah battery also passed UL 1973 certification.

 Employees

As of December 31, 2022, we had 25 employees, all full time. None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike, or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

 We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we have elected to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

·	the requirement that we provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
·	reduced disclosure about our executive compensation arrangements;
·	an exemption from the requirement that we hold a non-binding advisory vote on executive compensation or golden parachute arrangements; and
·	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

 Company Information

Expion360 Inc. was initially organized as a limited liability company under the name Yozamp Products Company, LLC in the State of Oregon on June 16, 2016, and converted to a Nevada corporation under its current name pursuant to articles of conversion dated as of November 16, 2021.

Our website is https://expion360.com/ and on the Investor Relations section of our website, we post or will post, as applicable, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K (the “Annual Report”), our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

All of the information on our Investor Relations web page is available to be viewed free of charge. Information contained on our website is not part of this Annual Report or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report whether as a result of new information, future events or otherwise, unless we are required to do so by law.

The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and adversely affect our results of operations and financial condition.

Risk Factor Summary

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition and results of operations. The summary should be read in conjunction with the more detailed risk factors set forth in this “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

·	We operate in an extremely competitive industry and are subject to pricing pressures.
·	We have a history of losses and our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
·	Our business and future growth depends on the needs and success of our customers, and we have substantial customer concentration.
·	We may not be able to successfully manage our growth.
·	We may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”) as well as uncertainty in global economic conditions.
·	We may fail to expand our sales and distribution channels and our ability to expend into international markets is uncertain.
·	Nearly all of our raw materials enter the United States through a limited number of ports, and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.
·	Government reviews, inquiries, investigations, and actions could harm our business or reputation and we are subject to litigation, tax, environmental and other legal compliance risks.
·	We are dependent on third-party manufacturers and suppliers and our operating results could be adversely affected by changes in the cost and availability of raw materials as well as increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts.
·	We rely on two warehouse facilities and if any of our facilities becomes inoperable for any reason or if our expansion plans fail, our ability to produce our products could be negatively impacted.
·	Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.
·	We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.
·	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

·	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
·	Quality problems with our products could harm our reputation and erode our competitive position.
·	Any acquisitions we complete may dilute stockholders, have adverse effects on our business and cause unanticipated liabilities.
·	If our electronic data is compromised or if we fail to keep pace with developments in technology, our business could be significantly harmed.
·	Our ability to raise capital in the future may be limited, our stockholders may be diluted by future securities offerings and our long-term lease and debt obligations could adversely affect our ability to raise capital or enter into transactions.
·	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
·	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.
·	Our stock price may fluctuate significantly, and stockholders may be diluted by further share issuances, including due to the sale of substantial amounts of our shares in the public markets.
·	We will continue to incur increased costs as a result of being a public company and our management team has limited experience in managing a public company. In addition, a failure to maintain effective internal control over financial reporting could adversely affect our business and stock price.
·	Our management continues to have broad discretion as to the use of the net proceeds from our initial public offering and we do not anticipate paying dividends in the foreseeable future.
·	We may not be able to maintain a listing of our common stock on Nasdaq.
·	Our principal stockholder continues to have substantial control over us.
·	Our Articles of Incorporation provides that the Nevada Eighth Judicial District Court of Clark County Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Risks Related to Our Business

We operate in an extremely competitive industry and are subject to pricing pressures.

We compete with a number of major international and domestic manufacturers, assemblers and distributors, as well as a large number of smaller, regional competitors. In addition, our customers have many choices for energy storage solutions in the markets that we serve including both traditional lead-acid products as well as lithium-ion products. We anticipate continued competitive pricing pressure, including due to foreign producers who are able to employ labor at significantly lower costs than producers in the U.S., expand their export capacity and increase their marketing presence in our major Americas markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with OEMs and other customers. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to control our operating, assembly and manufacturing expenses, to raise or maintain our prices or increase our unit volume or unit mix, in order to maintain or improve our operating results.

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $7,536,540 and $4,720,858 for the years ended December 31, 2022 and 2021, respectively.

Part of our business strategy is to focus on our long-term growth. As a result, our profitability may be lower in the near-term than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, expanding our platform, products, features, and functionality, and expanding our research and development, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, our stock price may decline.

Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to continue to grow our revenue, the value of our business and common stock may significantly decrease, which may in turn have a material adverse effect on our ability to raise capital to grow our business.

Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the years ended December 31, 2022 and 2021 were prepared on the assumption that we would continue as a going concern. For the years ended December 31, 2022 and 2021, the company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the years ended December 31, 2022 and 2021. If our operating results fail to improve and/or if we fail to raise additional debt or equity financing, then our financial condition could render us unable to continue as a going concern.

Our business and future growth depends on the needs and success of our customers.

Our customers include dealers, wholesalers, private-label customers and original equipment manufacturers (“OEMs”). The demand for our products ultimately depends on consumers in our current end markets (primarily owners of RVs and marine vessels). These markets can be impacted by numerous factors, including, consumer spending, travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy) and overall economic conditions. Increases or decreases in these variables may significantly impact the demand for our products. If we fail to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventory and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales in 2022 and 2021.

We currently derive a significant portion of our revenues from a limited number of customers. During the year ended December 31, 2022, sales to our top three customers totaled $2,905,326, comprising approximately 41% of our total sales, including sales to one customer, which totaled $1,346,344 or approximately 19% of our total sales. Amounts due from these customers totaled $127,795, representing approximately 43% of our total accounts receivable at December 31, 2022. During the year ended December 31, 2021, sales to one customer totaled $488,860 and comprised approximately 11% of our total sales. There were no accounts receivable from this customer as of December 31, 2021; however, amounts due from three other customers totaling $658,317 represented approximately 85% of our total accounts receivable at December 31, 2021. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. In addition, our sales are completed on a purchase order basis and most are without firm, long-term revenue commitments or sales arrangements. It is not possible for us to predict the future level of demand for our products and services that will be generated by our customers or the future demand for the products and services of our other customers. If any of our customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations and/or trading price of our common stock. Furthermore, there is inherent risk associated with accounts receivable concentration as a deterioration in the financial condition of a limited number of account debtors, or any other factor which affects their ability or willingness to pay could in turn have a material adverse effect on our financial condition.

We may not be able to successfully manage our growth.

We have been continuously expanding our operations since our founding in 2016. As we continue to grow, we must continue to improve our managerial, technical and operational knowledge and allocation of resources, and to implement an effective management information system. To effectively manage our expanded operations, we need to continue to recruit and train managerial, accounting, internal audit, engineering, assembly and manufacturing, technical, sales and other staff to satisfy our development requirements and there are currently significant labor shortages in the market. In order to fund our ongoing operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, we will be required to manage relationships with a greater number of customers, suppliers, contractors, service providers, lenders and other third parties. We will need to further strengthen our internal control and compliance functions to ensure that we are able to comply with our legal and contractual obligations and to reduce our operational and compliance risks. We cannot assure you that we will not experience issues such as capital constraints, construction delays, operational difficulties at new locations, or difficulties in expanding our existing business and operations and in recruiting and training an increasing number of personnel to manage and operate the expanded business. Our expansion plans may also adversely affect our existing operations and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

Our results of operations may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”).

We are exposed to risks associated with public health crises and epidemics/pandemics, such as COVID-19. A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact our operations and demand for our products and therefore have a material adverse effect on our business and results of operations.

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our operations, supply chains and distribution systems. For example, we rely on our facilities in the United States, as well as third-party suppliers and manufacturers, in the United States, the People’s Republic of China (“PRC”), and other countries impacted by COVID-19. COVID-19 has resulted in the extended shutdown of certain businesses in many of these countries, due to prolonged quarantines and travel restrictions, which has resulted and may continue to result in disruptions or delays to our supply chain. In addition, the spreading of the virus may make it more difficult for us and our third-party manufacturers to find sufficient components or raw materials and component parts on a timely basis, or at a cost-effective price. Any performance failure on the part of any of our significant suppliers or third-party manufacturers could interrupt production of our products, which would have a material adverse effect on our business, financial condition and results of operations. In addition, we experienced shortages and workforce slowdowns due to stay-at-home mandates, illness among our workforce from COVID-19, delays in shipping finished products to customers and some delays in our receiving batteries and certain components. The highly competitive labor market has made it difficult to recruit and maintain a workforce properly sized and suited for our operational and strategic needs, which has further adversely impacted our business. We have also experienced increased expenses, including as a result of preventive and precautionary measures that we, other businesses and governments are taking. In addition, while the COVID-19 pandemic has positively impacted our battery sales due to more consumers adopting the RV lifestyle, there is no guarantee that any such increase would be sustained, which could cause our results of operations to fluctuate.

The extent to which COVID-19 will continue to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new variants, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, as well as the distribution and effectiveness of COVID-19 vaccines, among others. A prolonged or worsened COVID-19 pandemic could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could adversely impact demand for our products, in each case, which could in turn have an adverse impact on our business and our financial results.

If we fail to expand our sales and distribution channels, our business could suffer.

Our success, and our ability to increase sales and operate profitably, depends on our ability to identify target customers and convert these customers into meaningful orders, as well as our continued development of existing customer relationships. If we are unable to expand our sales and distribution channels, we may not be able to increase revenue or achieve market acceptance of our products. We have recently expanded our direct sales force and plan to recruit additional sales personnel. New sales personnel will require training and take time to achieve full productivity, and there is strong competition for qualified sales personnel in our business. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into agreements with only a small number of these distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and any third-party reselling efforts. There can be no assurances that any of our efforts to expand our sales and distribution channels will be successful.

Our ability to expand into international markets is uncertain.

Our strategy is to expand our operations into international markets. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, we face the following risks and uncertainties any of which could prevent us from selling our products in a particular country or harm our business operations once we have established operations in that country:

·	the difficulties and costs of localizing products for foreign markets;
·	the need to modify our products to comply with local requirements in each country; and
·	our lack of a direct sales presence in other countries, our need to establish relationships with distribution partners to sell our products in these markets and our reliance on the capabilities and performance of these distribution partners.

If we are unable to expand into international markets in the manner expected, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Nearly all of our raw materials enter the United States through a limited number of ports and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product deliver difficulties could interfere with our distribution plans and reduce our revenue.

We currently rely exclusively on foreign manufacturers to manufacture the lithium-ion batteries used as raw materials in our products, as well as certain other of our raw materials. We may suffer delays in receiving raw materials due to work stoppages, strikes or lockouts or other bottlenecks at the ports through which our raw materials are shipped. Likewise, we rely on trucking carriers to deliver products from the port of arrival to our distribution facilities and from our distribution facilities to our customers. Additionally, in some cases, third parties sort, store and direct-ship products to our customers. Labor unrest or other disruptions could result in product shortages and delays in distributing our products to retailers, which could materially and adversely affect our business, financial condition, results of operations and prospects.

The uncertainty in global economic conditions could negatively affect the Company’s operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business is also highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Our products are heavily dependent on the end markets that we serve and our operating results will vary by location, depending on the economic environment in these markets. Sales of our RV and marine power products, for example, depend significantly on demand for new electric products for RV’s and marine applications, which, in turn, depends on end-user demand for RVs and boats. The uncertainty in global economic conditions varies by geographic location and can result in substantial volatility in global credit markets, particularly in the United States. These conditions, including levels of consumer spending, economic recessions, slow economic growth, economic and pricing instability, inflation levels, increase of interest rates, credit market volatility and adverse developments affecting financial institutions, could affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products. In addition, the Russia-Ukraine conflict has and may continue to further exacerbate disruptions in the global supply chain. As a result of sanctions imposed in relation to the Russia-Ukraine conflict, gas prices in the United States have risen to historic levels. This rise in price may cause a decrease in RV travel, which could ultimately negatively impact sales of our batteries for RVs. In 2022, we also experienced increased shipping costs as a result of increased fuel costs and shutdowns at the ports through which our lithium-ion batteries and other raw materials are shipped due to COVID-19 restrictions. Any of the above factors could, in turn, negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor, customer or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business, and it potentially could create negative publicity which could harm our business and/or reputation.

Our operating results could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers.

We currently rely on multiple third-party manufacturers located in China who also produce our battery cells and we intend to continue to rely on these suppliers going forward. Lithium-ion batteries are our most significant raw material and are used along with significant amounts of plastics, steel, copper and other materials in our assembly and manufacturing processes. Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers and thus we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Furthermore, the cost of raw materials may also be influenced by transportation costs. Volatile raw material costs can significantly affect our operating results and make period-to-period comparisons extremely difficult. We cannot assure you that we will be able to either hedge the costs or that we or our third-party manufacturers will be able to secure the availability of our raw material requirements at a reasonable level or that we will be able to pass on to our customers the increased costs of our raw materials without affecting demand, or that limited availability of materials will not impact our production capabilities. Our inability to raise the price of our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on our revenue, operating profit, and net income.

In addition, during the years ended December 31, 2022 and 2021, approximately 85% and 90%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. Our dependence on a limited number of key third-party manufacturers and suppliers exposes us to challenges and risks in ensuring that we maintain adequate supplies required to produce our batteries. We do not have long-term purchase arrangements with our third-party manufacturers and our purchases are completed on a purchase order basis. Thus, although we carefully manage our inventory and lead-times, we may experience a delay or disruption in our supply chain and/or our current suppliers may not continue to provide us with lithium-ion batteries in our required quantities or to our required specifications and quality levels or at attractive prices. Our close working relationships with our China-based suppliers to-date, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and to order and receive delivery of components in advance of required demand, has helped us moderate or offset increased supply-related costs associated with inflation, currency fluctuations and tariffs imposed on our battery imports by the U.S. government and avoid potential shipment delays. If we are unable to enter into or maintain commercial arrangements with these suppliers on favorable terms, or if any of these suppliers experience unanticipated delays, disruptions or shutdowns or other difficulties ramping up their supply of products or materials to meet our requirements, our assembly operations and customer deliveries would be seriously impacted, potentially resulting in liquidated damages and harm to our customer relationships. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply in a reasonable time or on commercially reasonable terms.

Further, our dependence on these third-party suppliers entails additional risks, including:

·	inability, failure or unwillingness of third-party suppliers to comply with regulatory requirements;
·	breach of supply agreements by the third-party suppliers;
·	misappropriation or disclosure of our proprietary information, including our trade secrets and know-how;
·	relationships that third-party suppliers may have with others, which may include our competitors, and failure of third-party suppliers to adequately fulfill contractual duties, resulting in the need to enter into alternative arrangements, which may not be available, desirable or cost-effective; and
·	termination or nonrenewal of agreements by third-party suppliers at times that are costly or inconvenient for us.

Because our key manufacturers and suppliers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our batteries and other components we purchase from China have been, and may in the future be, subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our suppliers may not continue to provide us with battery components in our required quantities, to our required specifications and quality levels or at attractive prices.

Further, we may be unable to control price fluctuations for these components or negotiate supply arrangements on favorable terms to us. We may also be exposed to fluctuations in the value of the U.S. dollar relative to the Renminbi with any appreciation in the value of the Renminbi increasing our costs for lithium-ion batteries and other raw materials sourced from China. Substantial increases in the prices for our lithium-ion batteries and other raw materials would increase our operating costs and negatively impact our results of operations. In addition, foreign currency fluctuations relative to the value of the U.S. dollar could affect the price of components and materials used in our batteries and sourced from countries other than the United States.

Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of battery components. For example, a global shortage and component supply disruptions of electronic battery components are currently being reported, and the full impact to us is yet unknown. Other examples of shortages and component supply disruptions could include the supply of electronic components and raw materials (such as resins and other raw metal materials) that go into the production of our battery components. Any such cost increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results. The prices for our battery components fluctuate depending on market conditions and global demand, and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:

·	supply shortages caused by the inability or unwillingness of suppliers and their competitors to build or operate component production facilities to supply the numbers of battery components required to support the rapid growth of the electric RV and marine component vehicle industry and other industries in which we operate as demand for such components increases;

·	disruption in the supply of electronic circuits due to quality issues or insufficient raw materials;
·	a decrease in the number of manufacturers of battery components; and
·	an increase in the cost of raw materials.

We are dependent on the continued supply of battery components for our products. Any disruption in the supply of battery components could temporarily disrupt production of our products by our third-party manufacturers until a different supplier is fully qualified. The cost of our battery products depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt, and/or other metals which are used to produce battery components. Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers and thus we may have limited control over the agreed pricing for these raw materials and battery components. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges. Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and operating results.

We are currently, and will likely continue to be, dependent on our two warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted

All of our battery assembly currently takes place at our headquarters located in Redmond, Oregon. We currently operate one battery production line, which has been sufficient to meet customer demand. If this production line were to be inoperable for any period of time, we would face delays in meeting orders, which could prevent us from meeting demand or require us to incur unplanned costs, including capital expenditures. In addition, we have a second distribution warehouse in Elkhart, Indiana to service and provide a stocking location for several large manufacturers in the area.

Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, utility and transportation infrastructure disruptions, acts of war or terrorism, or by public health crises, such as the ongoing COVID-19 pandemic, which may render it difficult or impossible for us to assemble our products for an extended period of time. The inability to produce our products or the backlog that could develop if any of our facilities is inoperable for even a short period of time may result in increased costs, harm to our reputation, a loss of customers or a material adverse effect on our business, financial condition or results of operations. Although we maintain property damage and business interruption insurance, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Our long-term target is to onshore the manufacturing of most of our components and assemblies, including cell manufacturing, to the United States. As part of this agenda, we have leased another facility in Redmond, Oregon and are in the process of constructing a new assembly line at this facility. Our plans for expansion may experience delays, incur additional costs or cause disruption to our existing production lines. The costs to successfully achieve our expansion goals may be greater than we expect, and we may fail to achieve our anticipated cost efficiencies, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, while we are generally responsible for delivering products to the customer, we do not maintain our own fleet of delivery vehicles and outsource this function to third parties. Any shortages in trucking capacity, any increase in the cost thereof or any other disruption to the highway systems could limit our ability to deliver our products in a timely manner or at all.

Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.

Our lithium-ion batteries use lithium iron phosphate (LiFePO4) as the cathode material for lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by releasing smoke and flames in a manner that can ignite nearby materials and other lithium-ion cells. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Further, negative public perceptions regarding the suitability or safety of lithium-ion cells or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our products, could seriously harm our business and reputation.

To facilitate an uninterrupted supply of lithium-ion batteries, we store a significant number of lithium-ion batteries at our facilities. Any mishandling, other safety issue or fire related to the cells or batteries could disrupt our operations. In addition, any accident, whether occurring at our facilities or from the use of our batteries, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage. Such damage or injury could lead to adverse publicity and potentially a product recall, which could have a material adverse effect on our brand, business, financial condition and results of operations.

We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. We are also exposed to potential liability and product performance warranty risks that are inherent in the design, assemble, manufacture and sale of our products. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which would result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against us, which could adversely affect our sales or increase our costs.

Our operations expose us to litigation, tax, environmental and other legal compliance risks.

We are subject to a variety of litigation, tax, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, health and safety liabilities, environmental matters and compliance with competition laws and laws governing improper business practices. We could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and tax liabilities. We plan to manufacture lithium-ion batteries in the future which involves processing, storing, disposing of and otherwise moving large amounts of hazardous materials. As a result, we will be subject to extensive and changing environmental, health and safety laws, and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; remediation of polluted ground or water; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties caused by former owners by our existing operations or by our future operations.

Changes in environmental and climate laws or regulations could lead to new or additional investment in production designs and could increase environmental compliance expenditures. For example, the United States Environmental Protection Agency has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions.

Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Additionally, we cannot assure you that we have been or at all times will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits, or that we will not be exposed to material environmental, health or safety litigation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in the jurisdictions in which we conduct or in the future may conduct activities, including, the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Our policies mandate compliance with these antibribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents as we expand our operations from the U.S. domestically to abroad. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new energy storage technologies have been introduced over the past several years. For certain important and growing markets, such as aerospace and defense, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including the RV and marine markets, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures, or through acquisitions, which in each case may require significant capital. If we fail to develop or acquire, assemble and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our portfolio of primarily lithium-ion products will remain competitive with products based on new technologies.

We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially battery case construction, are important to our business and are not protected by patents. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies. If we are unable to protect our intellectual property and technology, we may lose any technological advantage we currently enjoy and may be required to take an impairment charge with respect to the carrying value of such intellectual property or goodwill established in connection with the acquisition thereof. In either case, our operating results and net income may be adversely affected. In addition, entities holding intellectual property rights relating to our technology may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Any such litigation or claims, whether or not valid or successful, could result in substantial costs and diversion of resources and our management’s attention. If we are determined to have infringed upon a third party’s intellectual property rights, we may have to pay substantial damages, obtain a license or cease making certain products, which in turn could have a material adverse effect on our business, operating results and financial condition.

Quality problems with our products could harm our reputation and erode our competitive position.

The success of our business will depend upon the quality of our products and our relationships with customers. In the event that our products fail to meet our customers’ standards, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We cannot assure you that our customers will not experience quality problems with our products.

Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.

As part of our growth strategy, we may make future investments in businesses, new technologies, services and other assets that complement our business. Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute stockholder ownership interests. In addition, future acquisitions might not increase, and may even decrease, our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional debt or suffer adverse tax and accounting consequences in connection with any future acquisitions.

If our electronic data is compromised, our business could be significantly harmed.

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and services under development, and also contains certain customer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyberattacks, tampering, theft, misplaced or lost data, programming and/or human errors that could compromise the integrity and privacy of this data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material. We operate a number of critical computer systems throughout our business that can fail for a variety of reasons. If such a failure were to occur, we may not be able to sufficiently recover from the failure in time to avoid the loss of data or any adverse impact on certain of our operations that are dependent on such systems. This could result in lost sales and the inefficient operation of our facilities for the duration of such a failure.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both or by entering into credit facilities or securing other types of financing. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our capital requirements. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, such as the closure of Silicon Valley Bank and the placement into receivership of Signature Bank in March 2023, have in the past and may in the future lead to market-wide liquidity problems. Although we do not have any cash or cash equivalent balances on deposit at Silicon Valley Bank as of the date of this Annual Report on Form 10-K, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to raise additional financing or to access our existing cash, cash equivalents and investments may be threatened.

If we incur new debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. In addition, if we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely affected.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate beginning 2018. These enactments and future possible guidance from the applicable taxing authorities may have a material impact on the Company’s operating results. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. The Company regularly assesses the likely outcomes of its tax audits and disputes to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly, and you may lose all or a part of your investment.

The trading price of our securities may be volatile and subject to wide price fluctuations in response to various factors, including:

·	market conditions in the broader stock market;
·	actual or anticipated fluctuations in our quarterly financial condition and results of operations, or those of other companies in our industry;
·	actual or anticipated strategic, technological, or regulatory threats, whether or not warranted by actual events;
·	whether any securities analysts cover our stock;
·	issuance of new or changed securities analysts’ reports or recommendations, if any;
·	investor perceptions of our Company, the lithium battery and accessory industry;
·	the volume of trading in our stock;
·	changes in accounting standards, policies, guidance, interpretations, or principles;
·	sales, or anticipated sales, of large blocks of our stock;
·	additions or departures of key management personnel, creative, or other talent;
·	regulatory or political developments, including changes in laws or regulations that are applicable to our business;
·	litigation and governmental investigations;
·	sales or distributions of our common stock by significant shareholders, the entity through which our controlling shareholder holds its investment, or other insiders;
·	natural disasters and other calamities; and
·	macroeconomic conditions.

Furthermore, the stock market has experienced extreme volatility that in some cases has been unrelated or disproportionate to the operating performance of particular companies. These and other factors may cause the market price and demand for our securities to fluctuate substantially, which may limit or prevent investors from readily selling their securities and it may otherwise negatively affect the liquidity of our securities. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the Company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

We do not anticipate paying dividends on our common stock in the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. Our credit documents contain, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our common stock may be your major source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will make such a change.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our securities may be influenced by the research and reports that securities or industry analysts publish about us or our business (or the absence of such research or reports). If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock prices or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock prices could decline and such decline could be material.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

You will experience additional dilution upon the exercise of options and warrants to purchase our common stock, including those options currently outstanding and possibly those granted in the future, and the issuance of restricted stock or other equity awards under our stock incentive plans. As of March 27, 2023, we had 200,000,000 shares of common stock authorized of which 193,151,434 were unissued. Our Articles of Incorporation authorizes us to issue shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with our incentive plans, acquisitions or otherwise. We have reserved 1,000,000 shares of common stock for issuance upon the exercise of outstanding stock options under the 2021 Incentive Award Plan, (the “2021 Incentive Award Plan”) and 2,500,000 shares of common stock for issuance pursuant to our 2021 Equity Stock Purchase Plan (the “2021 ESPP”). In addition, as of March 27, 2023, there were 770,436 outstanding warrants to purchase 770,436 shares of our common stock. Any common stock that we issue, including stock issued under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options or warrants would dilute the percentage ownership held by our common stockholders. To the extent we raise additional capital by issuing equity securities, our stockholders may also experience substantial additional dilution.

Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.

If our existing stockholders sell substantial amounts of our securities in the public market, the market price of our securities could decrease significantly. The perception in the public market that our stockholders might sell securities could also depress our market price. As of March 27, 2023, we had 6,848,566 shares of common stock outstanding. Pursuant to the terms of the warrants issued to the underwriters (or their designees) in connection with our initial public offering (the “Underwriter Warrants”), the holders of the Underwriter Warrants have the right, subject to certain conditions, to require us to register the sale of the shares of our common stock underlying their Underwriter Warrants under the Securities Act.

If the holders of the Underwriter Warrants exercise their registration rights, the market price of shares of our securities may drop significantly. In addition, all of the shares of common stock issuable upon exercise of outstanding stock options under the 2021 Incentive Award Plan and all of the shares of common stock issuable pursuant to the 2021 ESPP have been registered for public resale under the Securities Act. A decline in the price of shares of our securities might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with public company regulations.

As a public company, and particularly after we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules promulgated by the Securities and Exchange Commission (“SEC”) and NASDAQ, require us to adopt corporate governance practices applicable to U.S. public companies. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs.

Sarbanes-Oxley, as well as rules and regulations subsequently implemented by the SEC and NASDAQ, have imposed increased disclosure and enhanced corporate governance practices for public companies. Our efforts to continue to comply with evolving laws, regulations and standards are likely to result in increased expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We may not be successful in continuing to implement these requirements and implementing them could adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our financial results on a timely and accurate basis could be impaired.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These obligations and constituents require significant attention from our senior management and can divert their attention away from the day-to-day management of our business, which can harm our business, operating results and financial condition.

We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

As an “emerging growth company,” we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we chose to rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We choose to avail ourselves of this extended transition period and defer adoption of certain changes in accounting standards.

As described in Section 101 of the JOBS Act, the “emerging growth company” classification can be retained for up to five years following our IPO or until the earlier occurrence of the following:

·	the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th; or
·	the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active market for our securities and our stock price may be more volatile.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and stock price.

We are required to comply with certain SEC rules that implement Sections 302 and 404 of Sarbanes-Oxley, which require management to certify financial and other information in our quarterly and annual reports and beginning with the Form 10-K filed for the year ending December 31, 2023, provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made in our internal control procedures on a quarterly basis, we take advantage of certain exceptions from reporting requirements that are available to “emerging growth companies” under the JOBS Act. For example, each independent registered public accounting firm that performs an audit for us has not been required to attest to and report on our annual assessment of our internal controls over financial reporting pursuant to Section 404 and will not be required to do so until we are no longer an “emerging growth company” as defined in the JOBS Act and a non-accelerated filer in accordance with Rule 12b-2 under the Exchange Act. While we expect to be ready to comply with Section 404 of Sarbanes-Oxley by the applicable deadline, we cannot assure you that this will be the case. Furthermore, we may identify material weaknesses that we may be unable to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of Sarbanes-Oxley. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may be unable to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. If we are unable to implement the requirements of Section 404 of Sarbanes-Oxley in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our management continues to have broad discretion as to the use of the net proceeds from our initial public offering.

While there have been no changes to our planned use of proceeds from our initial public offering, as disclosed in the final prospectus for our initial public offering, our management continues to have broad discretion in the application of the net proceeds. Accordingly, you will have to rely upon the judgment of our management with respect to the use of these proceeds. Our management may spend a portion or all of the net proceeds from our initial public offering in ways that holders of the shares may not desire or that may not yield a significant return or any return at all. Our management not applying these funds effectively could harm our business. Pending their use, we may also invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value.

We may not be able to maintain a listing of our common stock on Nasdaq.

As our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq listing requirements, our common stock may be delisted. If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Risks Related to Our Capital Structure

Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

As of December 31, 2022, we had total liabilities of $5,091,966, of which $3,220,019 was related to operating lease liabilities and $510,475 was related to debt obligations.

If we cannot generate sufficient cash flow from operations to service our lease and debt obligations, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us, or at all. Our substantial lease and debt obligations could have important consequences, including:

·	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes may be limited;
·	a portion of our cash flows from operations will be dedicated to payments on our lease and debt obligations and will not be available for other purposes, including operations, capital expenditures and future business opportunities;
·	we may be vulnerable in a downturn in general economic conditions or in business or may be unable to carry on capital spending that is important to our growth;
·	restrictive covenants in our debt documents may impose significant operating and financial restrictions on us, including our ability to pay dividends and make other restricted payments or sell our collateral (other than inventory in the ordinary course of business);
·	our ability to introduce new products or new technologies or exploit business opportunities may be restricted; and
·	we may be placed at a disadvantage compared with competitors that have proportionately less lease and debt obligations.

Our principal stockholder continues to have substantial control over us.

As of March 27, 2023, John Yozamp, our Founder and Chief Business Development Officer, beneficially owns approximately 24.6% of our outstanding common stock, and, together with his brothers, Joel R. Yozamp and James Yozamp, Jr., 5.9% and 8.1%, respectively. As a consequence, Mr. Yozamp and his affiliates, including his brothers, are able to substantially influence matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of Mr. Yozamp and/or his affiliates may not always align with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control otherwise favored by our other stockholders and could depress our stock price.

Our Articles of Incorporation provides that the Nevada Eighth Judicial District Court of Clark County Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Articles of Incorporation provides that, subject to limited exceptions, the Nevada Eighth Judicial District Court of Clark County Nevada shall be, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought in the name or right of the Corporation or on its behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Nevada Revised statutes Chapters 78 or 92A, our Articles of incorporation or our Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our Articles of Incorporation or Bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine.

Although these choice of forum provisions would not apply to suits brought to enforce any duty or liability created by the Exchange Act or rules and regulations thereunder, and suits brought to enforce the Securities Act or rules and regulations thereunder are granted concurrent jurisdiction in federal and state courts pursuant to preemptive federal law, these choice of forum provisions may otherwise limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Nevada Eighth Judicial District Court of Clark County Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Nevada. The Nevada Eighth Judicial District Court of Clark County Nevada may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in Redmond Oregon. This location houses our engineering, sales, accounting, and operations staff. It is also our primary product warehouse. Our headquarters is approximately 14,976 square feet, leased at a base rent set to increase by 3% every 12 months after January 31 of each year. For the period from January 31, 2022 up to January 31, 2023, the rental cost of our headquarters is $18,510.34 per month. In Q1 of 2022 we added a second distribution warehouse in Elkhart, Indiana to service and provide a stocking location for several large manufacturers in the area. Elkhart is a hub for RV manufacturing in the United States. Other east coast customers will be supported from this location to reduce shipping times and costs to the customers. The square footage of this facility is approximately 7,000 square feet, leased at a cost of $4,853.00 per month.

As part of our onshoring agenda, we have also entered into an agreement to lease another facility in Redmond Oregon. This new facility is currently expected to be used for our first battery pack assembly plant in the United States. The square footage of this facility is approximately 31,425 square feet leased at a cost of $31,425.00 per month. Equipment for the assembly line was received in October 2022 due to a delay by our equipment supplier. We are working on set-up and development of additional equipment to automate the line, subject to market conditions We believe that these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

We may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. Other than as described below, we are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

On November 22, 2022, Expion360 Inc. received notice of a complaint (the “Complaint”) filed against it in Oregon state court by Ravi Sinha. The Complaint alleges, inter alia, that Mr. Sinha is entitled to 282,284 shares of the Company’s common stock, or in the alternative, $300,000 plus interest, in connection with services he previously rendered the Company as its chief executive officer. On March 21, 2023, the Company entered into a settlement agreement with Mr. Sinha and the matter has been resolved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on The Nasdaq Capital Market under the symbol “XPON” since April 1, 2022. Prior to that, there was no public market for our common stock.

Holders

As of March 27, 2023, there were 15 holders of record of our Common Stock. This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any dividends on our common stock and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we currently plan to retain any earnings to finance the growth of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.

Stock Performance Graph

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 201(e) of Regulation S-K.

Recent Sales of Unregistered Securities from Registered Securities

There were no sales of unregistered equity securities during fiscal year ended December 31, 2022 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Use of Proceeds from Registered Securities

On April 5, 2022, we completed our initial public offering of 2,145,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 321,750 additional shares of common stock, at a public offering price of $7.00 per share, resulting in aggregate gross proceeds of $17,267,250 and net proceeds of $14,772,487 after issuance costs of $2,494,763. The offer and sale of these shares were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-262285), which was declared effective by the SEC on March 31, 2022. Paulson Investment Company LLC, Alexander Capital, LP and Revere Securities LLC acted as underwriters for the offering. Shares of our common stock began trading on The Nasdaq Capital Market on April 1, 2022 and, following the sale of all the shares upon the closing of the initial public offering on April 5, 2022, the offer terminated.

No offering expenses were paid directly or indirectly to any of our directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus for our initial public offering dated March 31, 2022 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 4, 2022 and those disclosed in this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2022 and 2021, included in this Annual Report on Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Annual Report on Form 10-K, including in Item 1A. “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements”. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this section may not sum due to rounding.

Overview

We focus on the design, assembly, manufacturing, and sales of lithium iron phosphate (LiFePO4) batteries and supporting accessories for recreational vehicles (“RVs”) and marine applications with plans to expand into home energy storage products and industrial applications. We design, assemble, and distribute high-powered, lithium battery solutions using ground-breaking concepts with a creative sales and marketing approach. We believe that our product offerings include some of the most dense and minimal-footprint batteries in the RV & Marine industry. We are developing the e360 Home Energy Storage: a system that we expect to significantly change the industry in barrier price, flexibility, and integration. We are deploying multiple IP strategies with cutting-edge research and unique products to sustain and scale the business. We currently have customers consisting of dealers, wholesalers, private label customers and original equipment manufacturers who are driving revenue and brand awareness nationally.

Our corporate headquarters are based in Redmond, Oregon, with assembly in the United States and suppliers based in Asia. We are currently in the process of building out manufacturing capacity at our corporate headquarters. Our long-term target is to onshore the manufacturing of most of our components and assemblies, including cell manufacturing, to the United States.

Our main target markets are currently the RV & Marine industry. We believe that we are well positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. Additional focus markets include home energy storage, where we aim to provide a cost-effective, low barrier of entry, and a do-it-yourself (“DIY”) flexible system for those looking to power their homes via solar energy, wind, or grid back-up. Along with RV/Marine and home energy storage markets, we aim to provide additional capacities to the ever-expanding electric forklift and industrial material handling markets.

Expion360’s e360 product line, which is manufactured for the RV/Marine industry, was launched in December 2020. The e360 product line, through its rapid sales growth, has shown to be a preferred conversion solution for lead-acid batteries. We believe that our e360 Home Energy Storage system has strong revenue potential with recurring income opportunities for us and our associated sales partners.

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed-oriented design and engineering and strong case materials and internal and structural layouts, and are backed by responsive customer service.

Recent Developments

Warrant Exercises

In March 2023, holders of 73,000 warrants previously issued by the Company with an exercise price of $2.90 exercised their warrants on a cashless basis, which resulted in the issuance of an additional 31,102 shares of the Company’s common stock. During the same period, holders of 15,000 warrants previously issued by the Company with an exercise price of $3.32 exercised their warrants by paying the exercise price, which resulted in the issuance of an additional 15,000 shares of common stock and the receipt by the Company of $49,800. As of the date of this Annual Report on Form 10-K, the Company had 770,436 outstanding warrants.

Corporate Leadership

In January 2023, the Company made certain leadership changes which included appointing Brian Schaffner as Chief Executive Officer, succeeding company Co-Founder John Yozamp who resigned as Chief Executive Officer and as a Director and assumed the new position of Chief Business Development Officer. In addition, Co-Founder, Director and Chief Operating Officer, Paul Shoun, was appointed to the additional position of President. Greg Aydelott was also promoted from Chief Accounting Officer to Chief Financial Officer. Independent company director, David Hendrickson has been elected Chairman of the Board, succeeding John Yozamp.

Debt Repayment

In January 2023, the Company repaid a vehicle loan with an interest rate of 11.21% in the amount of $89,360 which included principal, interest, and fees. The repayment removed debt with the highest interest rate and provides us with more flexibility to dispose or re-purpose the related asset, which is a 2019 Freightliner truck.

New Products

In January 2023, introduced AURA POWERCAP™ 600 and AURA POWERCAP™ 800. Expion360 began taking pre-orders of the new AURA POWERCAP™ 600 and 800 in Q1 2023 with anticipated deliveries Q2 2023. See “—Competitive Strengths—Expansion into New Markets” for additional information about the AURA POWERCAP™ 600 and AURA POWERCAP™ 800.

Key Factors Affecting Our Operating Results

Our operating results and financial performance are significantly dependent on the following factors:

Consumer Demand

Although most of our current sales are generated through dealers, wholesalers and original equipment manufacturers (“OEM”) focused on the RV and marine markets, ultimate demand for our products is reliant on demand from consumers. Our sales are completed on a purchase order basis, and most are without firm, long-term revenue commitments or sales arrangements, which we expect to continue going forward. Therefore, our future sales will be subject to risks and uncertainties related to end user demand.

Demand from end users is affected by a number of factors which may include fuel costs, overall macroeconomic conditions, and travel restrictions (resulting from COVID-19 or otherwise). During the COVID-19 pandemic, the increased adoption of the RV lifestyle benefited battery suppliers. However, more recently we have seen a rise in fuel costs and other changes in macroeconomic conditions which has created a decrease in end user spending decisions which is affecting our markets.

While RV and marine applications drive current revenues, Expion360 has plans to expand into the home energy market in the coming years. Our e360 Home Energy Storage system is planned to target entry level customers with its modular design that will allow for DIY expansion. We see the vision of stored energy as a portable, moving concept, where stored energy can be transported from the home to other devices outside of it. Furthermore, Expion360 plans to file for IP protection for Expion360’s “Smart Talk” upon completion of development. “Smart Talk” is designed to allow multiple batteries in a bank to communicate as one and be linked to a network. The success of our strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

Manufacturing and Supply Chain

Our batteries are manufactured by multiple third-party manufacturers located in China, who also produce our battery cells. We then assemble and package the batteries in the United States for sale to our customers. While we do not have long-term purchase arrangements with our third-party manufacturers and our purchases are completed on a purchase order basis, we have had strong relationships with our third-party manufacturers spanning many years. Our close working relationships with our China-based third-party manufacturers and cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and to order and receive delivery of cells in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation, currency fluctuations, and U.S. government tariffs imposed on our imports and to avoid potential shipment delays. We aim to maintain an appropriate level of inventory to satisfy our expected supply requirements. We believe that we could locate alternative third-party manufacturers to fulfill our needs.

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third party suppliers that meet our approval and quality standards, and as a result, we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices and/or the need to find alternative suppliers. For example, a global shortage and component supply disruptions of electronic battery components are currently being reported, and the full impact to us is yet unknown. Our battery cell manufacturers also have joint venture factories outside of China and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

Product and Customer Mix

We sell six models of LiFEPO4 batteries, the AURA POWERCAP, and individual or bundled accessories for battery systems. Our products are sold to different customers (i.e., dealers, wholesalers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product, will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins which could decrease our margins and therefore negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operation. As we introduce new products, we may see a change in product and sales channel mix which could result in period-to-period fluctuations in our overall gross margin.

Competition

We compete with both traditional lead-acid and lithium-ion battery manufacturers that primarily either import their products or components or manufacture products under a private label. As we develop new products and expand into new markets, we may experience competition with a broader range of companies. These companies may have more resources than us and be able to allocate more resources to their current and future products. Our competitors may source products or components at a lower cost than us which may require us to evaluate our own costs, lower our product prices, or increase our sales volume to maintain our expected profitability levels.

Research and Development

We anticipate that additional investments in our infrastructure and research and development spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our service, and to expand into new geographic areas.

New technologies are rapidly emerging in the markets where we conduct business and many new energy storage technologies have been introduced over the past several years. Our ability to achieve significant and sustained penetration of key developing markets, including the RV and marine markets, will depend upon our success in developing these and other technologies, either independently, through joint ventures, or through acquisitions, which in each case may require significant capital and commitment of resources to research and development. As a result, we may need to raise additional funds for these research and development efforts.

Key Line Items

 Revenue

 The Company’s revenue is generated from the sale of products consisting primarily of batteries and accessories. The Company recognizes revenue when control of goods or services is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. Materially, all of our sales are within the United States.

 Cost of Sales

Our primary cost of sales is related to our direct product and landing costs. Direct labor costs consist of payroll costs (including taxes and benefits) of employees directly engaged in assembly activities. Per full absorption cost accounting, overhead related to our cost of sales is added, consisting primarily of warehouse rent and utilities. The costs can increase or decrease based on costs of product and assembly parts (purchased at market pricing), customer supply requirements, and the amount of labor required to assemble a product, along with the allocation of fixed overhead.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses consist primarily of salaries, benefits, and sales and marketing costs. Other costs include facility and related costs, professional fees and other legal expenses, consulting, and tax and accounting services.

 Interest and Other Income, net

 Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 11.21% and amortization of debt issuance costs. As of December 31, 2022, all debt issuance costs have been fully amortized.

Provision for Income Taxes

Until November 2021, the Company was a limited liability company taxed as a Subchapter S corporation and was not a taxpaying entity for federal income tax purposes. The Company’s taxable income or losses were allocated to its members in accordance with their respective ownership percentages. Therefore, no provision or liability for federal income taxes has been included in the accompanying historical financial statements. Certain states impose minimum franchise taxes on entities taxed as an S corporation, accordingly, the accompanying financial statements include provisions for state franchise tax fees.

Effective November 1, 2021, the Company converted from an LLC to a C corporation and, as a result, became subject to corporate federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits at December 31, 2022 and 2021.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet at December 31, 2022 or 2021 and did not recognize interest and/or penalties in the statement of operations for the years ended December 31, 2022 and 2021, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Results of Operations

Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

The following table sets forth certain operational data as a percentage of sales:

	Fiscal Year Ended 12/31/2022		Fiscal Year Ended 12/31/2021
	$	% of Net sales	$	% of Net sales
Net sales	$7,162,837	100.0%	$4,517,499	100.0%
Cost of sales	4,874,392	68.1	2,871,770	63.6
Gross profit	2,288,445	31.9	1,645,729	36.4
Selling, general, and administrative expenses	8,241,859	115.1	2,909,085	64.4
Loss from operations	(5,953,414)	-83.1	(1,263,356)	-28.0
Other expense - net	(1,591,976)	-22.2	(3,448,202)	76.3
Loss before income taxes	(7,545,390)	-105.3	(4,711,558)	-104.3
Net loss	(7,536,540)	-105.2	(4,720,858)	-104.5

Sales, net

Sales, net for the year ended December 31, 2022 increased by $2.6 million, or 58.6%, compared to the year ended December 31, 2021. Sales were $4.5 million for the year ended December 31, 2021 and $7.2 million for the year ended December 31, 2022. The year over year increase was primarily attributable to increases in our overall sales volumes as a result of our expanding product offerings, growing distribution network, and expanded OEM market penetration.

 Cost of Sales

 Total cost of sales for the year ended December 31, 2022 increased by $2.0 million, or 69.7%, compared to the year ended December 31, 2021. Cost of sales were $2.9 million for the year ended December 31, 2021 and $4.9 million for the year ended December 31, 2022. Cost of sales as a percentage of sales increased by 4.5% in that period. The increase in cost of sales was primarily related to increases in facilities costs and labor as we expanded our operations, and in supplier and shipping costs, which the Company is currently monitoring.

 Gross Profit

 Our gross profit for the year ended December 31, 2022 increased by $643,000, or 39.1%, compared to the year ended December 31, 2021. Gross profit was $1.6 million for the year ended December 31, 2021 and $2.3 million for the year ended December 31, 2022. Gross profit as a percentage of sales decreased by 4.5% for the year ended December 31, 2022, from 31.9% to 36.4% for the year ended December 31, 2021. The decrease in gross profit for the year ended December 31, 2022 was primarily attributable to increases in facilities costs and labor as we expanded our operations, and in landed costs, which the Company is currently monitoring.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses increased by $5.3 million, or 183%, to $8.2 million for the year ended December 31, 2022 compared to $2.9 million for the year ended December 31, 2021, primarily due to increased costs to support our growth in sales and business development efforts along with various expenses that were incurred due to planning and preparing for our initial public offering. The most substantial increases were in salaries and benefits, of which $2,114,529 was a non-cash expense attributable to stock-based compensation, legal and professional services incurred in anticipation of our initial public offering, sales and marketing, and rents and utilities.

Presented in the table below is the composition of selling, general and administrative expenses:

	Fiscal Year Ended 12/31/2022	Fiscal Year Ended 12/31/2021
Salaries and benefits	$4,864,239	$1,232,660
Legal and professional	887,741	754,510
Sales and marketing	677,679	316,431
Rents, maintenance, utilities	616,141	165,600
Research and development	278,382	58,544
Travel expenses	217,626	72,354
Software, fees, tech support	190,222	89,613
Depreciation	151,353	56,100
Supplies, office	135,187	88,448
Insurance	128,202	35,563
Other	95,087	39,262
Total	$8,241,859	$2,909,085

Other Expense

Our other expense for the year ended December 31, 2022 and 2021 was $1.6 million and $3.4 million, respectively. Other expense for the year ended December 31, 2022 was made up almost entirely of interest expense. Other expense for the year ended December 31, 2021 was primarily attributable to extinguishment loss on debt settlement. The extinguishment of debt was related to settlement on convertible notes issued in 2021. The noteholders agreed to settle the debt for an aggregate 1,527,647 shares of common stock with a fair value of $5,545,359 ($3.63 per share). Since this transaction involved contemporaneous issuance of shares of common stock by the Company to the converting noteholders, we evaluated the transaction for modification and extinguishment accounting and determined that the debt was extinguished as a result of the issuance of shares that do not represent the exercise of a conversion right contained in the original terms of the notes at issuance. The settlement of the debt resulted in a recognized loss of $2,262,658 recorded as extinguishment loss on debt settlement on the accompanying statements of operations, calculated as the excess of the fair value of the shares issued over the carrying amount of the debt. In addition, the fair value of warrants of $407,700 issued in exchange for services related to obtain the notes (see Note 12 – Stockholders’ Equity-Warrants/Options) and the unamortized portion of debt discount remaining at date of settlement of $120,729 were also recorded as extinguishment loss on debt settlement for an aggregate loss of $2,791,087 on the accompanying statements of operations.

During the year ended December 31, 2022 and 2021, non-cash amortization of debt discount totaled $1.2 million and $118,000, respectively. Interest expense attributable to debt obligations totaled $409,000 and $436,000 during the year ended December 31, 2022 and 2021, respectively. In April 2022, with the use of proceeds from the IPO, the Company paid off approximately $2.46 million in debt with interest rates ranging from 10 to 15%.

Net Loss

Our net loss for the years ended December 31, 2022 and 2021 was $7.5 million and $4.7 million, respectively. The increase in net loss was primarily the result of increased selling, general, and administrative expenses as we invested in human resources, facilities, and business development in preparation of our expanded growth objectives along with an increase in legal and professional costs in connection with our initial public offering. Additionally, for the year ended December 31, 2022, the Company recognized $2.1 million in non-cash expenses related to stock-based compensation, compared to $188,000 for the year ended December 31, 2021. Further, for the year ended December 31, 2022, the Company recognized non-cash interest expense of approximately $1.2 million. Therefore, of the $7.5 million net loss for the year ended December 31, 2022, a total of $3.3 million was non-cash expenses.

Liquidity and Capital Resources

 Overview

 Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of December 31, 2022 and 2021, our current assets exceeded current liabilities by $10.8 million and $3.2 million, respectively, and we had cash and cash equivalents of $7.2 million and $773,000, respectively. On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds.

 We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion.

 As of December 31, 2022, we expect our short-term liquidity requirements to include (a) approximately $379,000 of capital additions; (b) principal debt payments totaling approximately $571,000; and (c) lease obligation payments of approximately $719,000, including imputed interest.

 We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for eighteen months.

 The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. The Company expects to continue to incur additional losses for the foreseeable future, and the Company may need to raise additional debt or equity financing to expand its presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. For the years ended December 31, 2022 and 2021, the Company sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2022 are issued. However, management is working to address its cash flow challenges, including raising additional capital, alternative supply chain resources, and in-house assembly lines. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Financing Obligations

On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt.

As of December 31, 2022, the Company long-term debt totaled $510,475, comprised of $150,114 outstanding under a COVID-19 Economic Injury Disaster Loan, $350,537 outstanding under vehicle financing arrangements, and an equipment loan for $9,824. In January 2023, the Company repaid a vehicle loan with an interest rate of 11.21% in the amount of $89,360 which included principal, interest, and fees. In addition, as of December 31, 2022, the Company had outstanding shareholder loans totaling $825,000.

Shareholder Promissory Notes

Unsecured promissory notes due to shareholders had an outstanding principal balance of $825,000 as of December 31, 2022. The unsecured promissory notes require monthly interest-only payments at 10% per annum and mature at various dates from August 2023 to December 2024. See Item 13 “Certain Relationships and Related Transactions and Director Independence—Certain Related Party Transactions” for more information about the unsecured promissory notes.

Vehicle Financing Arrangements

As of December 31, 2022, the Company has six notes payable to GM Financial for vehicles. In addition, in April 2022, the Company secured a commercial line of up to $300,000 to be used to finance vehicle purchases, which expires in April 2023. The notes are payable in aggregate monthly installments of $4,676, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder of the Company.

Cash Flows

 The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,

	2022	2021

Net cash used in operating activities	$(5,468,572)	$(3,896,830)
Net cash used in investing activities	$(515,692)	$(113,694)
Net cash provided by financing activities	$12,412,270	$(4,493,087

Cash flows used in operating activities

 Our largest source of operating cash is cash collection from sales of our products. Our primary use of cash from operating activities are for increases in inventory purchases, increased marketing, and research and development. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sales of membership interests/common stock and convertible notes and incurrence of indebtedness.

We generated negative cash flows from operating activities of $5.5 million for the year ended December 31, 2022, compared to negative cash flows of $3.9 million for the corresponding period in 2021. Factors affecting operating cash flows during the periods included:

·	For the year ended December 31, 2022, our loss of $7.5 million was reduced by non-cash transactions including stock-based compensation of $2.1 million, amortization of debt discount on convertible notes of $1.2 million, and depreciation of $165,000. For the year ended December 31, 2021, our loss of $4.7 million was reduced by non-cash transactions including extinguishment loss on debt settlement of $2.8 million related to the settlement of convertible notes issued in 2021, stock-based compensation of $188,000, amortization of debt discount on convertible notes of $118,000, and debt conversion expense on induced conversion of $112,000.

·	Cash provided/(used) by accounts receivable was $458,000 and ($566,000), for the year ended December 31, 2022 and 2021, respectively, representing a decrease in accounts receivable for the year ended December 31, 2022 and an increase in accounts receivable for the year ended December 31, 2021, respectively. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing where a few large orders were placed and had open balances as of December 31, 2021, but they were within payment terms.

·	Other significant changes include a decrease in customer deposits of $437,000 during the year ended December 31, 2022, representing a use of cash in 2022 that customers deposited in 2021. Additionally, long-term deposits had no change during the year ended December 31, 2022 compared to an increase of $56,000 for the corresponding period in 2021. The increase in deposits in 2021 was primarily due to the addition of lease properties with corresponding security deposits paid in late 2021. No new deposits were made in 2022.

·	Cash used for inventory and prepaid inventories increased by $1.5 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. These increases are primarily due to significant purchases and prepayments of inventory to Chinese suppliers that were made in 2022 in order to have sufficient inventory for projected sales in 2022 and 2023. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required. Sales for the year ended December 31, 2022 increased over sales for the year ended December 31, 2021 by $2.6 million.

Cash flows used in investing activities

We used cash in investing activities of $516,000 for the year ended December 31, 2022. Cash used for capital purchases of property and equipment related to expanding and improving our facilities and infrastructure was $567,000 during the year ended December 31, 2022. This was offset by net proceeds of $52,000 received for the sale of property and equipment during the year ended December 31, 2022. We anticipate that we will spend up to $379,000 in 2023 as we continue to automate our new assembly line and enhance our quality control measures.

Net cash used in investing activities of $114,000 for the year ended December 31, 2021 consisted entirely of purchases of property and equipment.

 Cash flows provided by financing activities

Cash provided by financing activities was $12.4 million for the year ended December 31, 2022. For the year ended December 31, 2022, we paid down debt principal of $2.4 million, which was offset by net cash proceeds of $14.8 million from the sale of common stock.

Net cash provided by financing activities of $4.5 million for the year ended December 31, 2021, consisted of $4.2 million net proceeds from issuance of convertible notes and long-term debt, proceeds of $838,000 from the issuance of membership units/common stock, and proceeds of $125,000 on sale of future revenues. This was partially offset by payments on debt and liability of future revenues of $636,000.

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of December 31, 2022, we had $3.2 million in long-term operating lease liabilities.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 2 of the accompanying financial statements for the years ended December 31, 2022 and 2021. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest number of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the financial statements.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of December 31, 2022 and December 31, 2021, the Company had inventory that consisted of finished assemblies totaling $2,722,765 and $985,537, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,807,371 and $1,066,343, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

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

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $23,188 and $25,688 during the years ended December 31, 2022 and 2021, respectively. Shipping and handling costs for shipping product to customers totaled $169,335 and $102,653 during the years ended December 31, 2022 and 2021, respectively, and are classified in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $270,054 and $58,044 for the years ended December 31, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of December 31, 2022 and 2021, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on its financial statements in 2022 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 304 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is found in a separate section of this Annual Report starting on page F-1. See the “Index to Financial Statements” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2022, the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The board of directors consists of four directors, and each director’s term expires at each annual meeting of stockholders. Our executive officers are appointed by the directors and the directors may, at any time, terminate the appointment or otherwise revoke, withdraw, alter, or vary all or any of the functions, duties, and powers of the officer.

Below is a list of the names, ages, positions, and a brief account of business experience, of the individuals who serve as the executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers
Brian Schaffner	53	Chief Executive Officer
John Yozamp	56	Co-Founder and Chief Business Development Officer
Paul Shoun	52	Co-Founder and President and Chief Operating Officer and Director
Greg Aydelott	50	Chief Financial Officer
Directors
David Hendrickson	69	Chairman and Director
George Lefevre	54	Director
Steven M. Shum	51	Director

Executive Officers

Brian Schaffner – CEO. Mr. Schaffner has served as our Chief Executive Officer since January 26, 2023 and was previously our Chief Financial Officer beginning in March 2021. Mr. Schaffner is a seasoned executive having served over the past three decades in a variety of capacities including CEO, CFO, CIO, controller and VP Finance in senior-living, assisted-living skilled nursing facilities, retail stores and schools. Mr. Schaffner’s educational instructional experience includes the secondary and university levels with courses including accounting, cost accounting, management, personal finance, welding, auto mechanics and aviation ground school. Mr. Schaffner graduated from Walla Walla College with a Bachelor of Science in Business Administration and Accounting in 1992, and from the University of Phoenix with a Masters in Business Administration in 1997.

John Yozamp – Co-Founder and Chief Business Development Officer. Mr. Yozamp has served as our Co-Founder and Chief Business Development Officer since January 26, 2023 and was previously our Chief Executive Officer since our inception in June 2016. Mr. Yozamp boasts over 30 years of sales and marketing experience, of which includes 24 years of product concept, development and manufacturing. Mr. Yozamp was recognized in the HDTV’s “Best New Idea” at the 2008 Chicago Hardware Show. In 2008, Mr. Yozamp supported the #1 item sold at the Sam’s club individual road show. Just prior to launching Expion360, Mr. Yozamp was founder, owner, and operator of the largest solar manufacturing company (Zamp solar) in the US focusing on the RV and off grid markets.

Paul Shoun – Co-Founder and President and Chief Operating Officer and Director. Mr. Shoun has served as our Co-Founder, President and Chief Operating Officer since January 26, 2023 and was previously our Chief Operating Officer since March 2020. Before joining the Company, Mr. Shoun worked at Tensility International Corporation, where he served as a Business Development Manager, Project Manager and Manufacturing Manager from October 2014 to March 2020. Prior to October 2014, Mr. Shoun spent over 17 years as the managing director of a corporate consulting firm.  Mr. Shoun brings over 30 years of engineering and corporate management experience. Mr. Shoun brings extensive expertise in project management, product development, engineering leadership, business accounting, ERP/CRM system management, and product marketing. Mr. Shoun’s prior notable clients include Chrysler, Boeing, Nike IHM, Intel, and Daimler Trucks North America. We believe Mr. Shoun is qualified to serve on our board of directors because of his extensive experience in engineering, product development and product marketing and his role in building the Company.

Greg Aydelott – Chief Financial Officer. Mr. Aydelott has served as our Chief Financial Officer since January 26, 2023 and was previously our Chief Accounting Officer since May 10, 2022. Prior to his appointment as Chief Accounting Officer of the Company, Mr. Aydelott served as our Controller from February 22, 2022 until May 10, 2022. Before joining the Company, Mr. Aydelott worked at Samaritan Health Services in Corvallis, Oregon from June 2021 to March 2022, where he served as Sr. Financial Analyst. Samaritan Health Services is a regional hospital system serving three counties and has no affiliation with the Company. Before joining Samaritan Health Services in June 2021, Mr. Aydelott was Director of Business Operations of Mission Senior Living in Carson City, Nevada from January 2016 to June 2021. Mission Senior Living is a growing senior housing company with communities in four states and has no affiliation with the Company.

Directors

David Hendrickson – Chairman and Independent Director. Mr. Hendrickson serves on our board of directors as the Chairman. Mr. Hendrickson is an accomplished business advisor of publicly traded global corporations across many industries. He has an intimate understanding of effective corporate governance and how it affects a company’s valuation. He has served as CEO of DLH International since 2001. His focus includes board governance, organizational development, C-suite buildouts, strategic planning, compensation, marketing and Environmental, Social, and Corporate Governance (ESG) risk factors. Prior to founding DLH International, he was a Senior Partner and Board Member at Heidrick & Struggles International, Inc. (Nasdaq: HSII), in London, Paris, New York and Greenwich. He was a founding partner of the Firm’s Transnational Practice and a senior member of the Firm’s International Technology Practice. Mr. Hendrickson began his career with International Business Machines Corporation (NYSE: IBM) and held various marketing, sales, product development and management positions and was a member of the IBM Personal Computer announcement team. He contributed to the book, “The IBM Way: Insights into the World's Most Successful Marketing Organization.” Mr. Hendrickson completed the Driving Strategic Innovation Program, International Institute for Management Development (IMD), Lausanne, Switzerland, the Entrepreneurship Development Program, Massachusetts Institute of Technology Sloan School of Management, Cambridge, MA and the National Association Corporate Directors (NACD) Master Class®: Cyber-Risk Oversight. Mr. Hendrickson serves on the advisory board of a private liberal arts college and has served on private company boards. He served as an elected Board Member of the Rainforest Alliance, New York, NY, and the Stanford Institute for the Quantitative Study of Society (SIQSS), Stanford University. He is an active member of the National Association of Corporate Directors. We believe Mr. Hendrickson is qualified to serve on our board of directors because of his extensive experience working with publicly traded global companies and corporate governance expertise.

George Lefevre – Independent Director. Mr. Lefevre serves on our board of directors. Mr. Lefevre is a business consultant focused on business development and structural guidance for companies. From 2009 through 2020, Mr. Lefevre was the founder of HAPA Capital, LLC. HAPA was a consulting firm specializing in biotechnology and frontier technology. From 2014 through 2015, Mr. Lefevre was the CEO of a startup company that completed a change in management effective June 26, 2014, and expanded into hemp and cannabidiol (“CBD”) industry. The expansion was focusing on the development, research, and commercialization of products derived from hemp and cannabis plants. From 1991 to 1998, Mr. Lefevre directly invested in and managed investment portfolios. Mr. Lefevre was also the President of GL Investment Group, a regional investment bank in Southern California where he was directly responsible for providing in excess of $500 million in funding to biotechnology and high-tech companies. Mr. Lefevre graduated from California State University, Long Beach with a Bachelor of Science in Business Administration, majoring in Finance. We believe Mr. Lefevre is qualified to serve on our board of directors because of his extensive experience serving in leadership roles at other public companies and extensive investment experience.

Steven M. Shum – Independent Director. Mr. Shum serves on our board of directors. Mr. Shum is the CEO of INVO Bioscience, Inc. (Nasdaq: INVO), a position he has held since October 10, 2019, and is also a director of INVO Bioscience, Inc., a position he has held since October 11, 2017. Previously, Mr. Shum was Interim Chief Executive Officer (from May 2019 to October 7, 2019) and Chief Financial Officer of Eastside Distilling (Nasdaq: ESDI) (from October 2015 to August 2019). Prior to joining Eastside, Mr. Shum served as an Officer and Director of XZERES Corp, a publicly-traded global renewable energy company, from October 2008 until April 2015 in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992. We believe Mr. Shum is qualified to serve on our board of directors because of his extensive experience serving in leadership roles at other public companies.

Audit Committee

We have a separately designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Lefevre, Shum and Hendrickson, each of whom meet the requirements for independence under the rules of The Nasdaq Stock Market LLC and SEC rules and regulations and is financially literate. Mr. Shum is the chair of our Audit Committee and has been determined by our board of directors to be an “audit committee financial expert” as such term is defined under SEC rules and regulations.

Changes to Shareholder Director Nomination Process

There were no material changes in 2022 to the process by which our shareholders may recommend nominees to our board of directors.

Code of Business Conduct and Ethics

On January 3, 2022, our board of directors adopted a written code of business conduct and ethics (“Code of Business Conduct and Ethics”) that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is available on the investor relations page of our website at www.expion360.com and.

We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, or our directors, on our website identified above. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Family Relationships and Other Arrangements

There are no family relationships among any of our executive officers or directors. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. Based on our review of the copies of such forms filed with the SEC and upon any written representations of the Reporting Persons received by us, we believe that during the fiscal year ended December 31, 2022, there have been five late Form 3 filings for each of Brian Schaffner, Paul Shoun, John Yozamp, Steve Shum and George Lefevre and there have been six late Form 4 filings for each of Brian Schaffner, Paul Shoun, John Yozamp, David Hendrickson, Steve Shum and George Lefevre, in each case covering one transaction.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2022, our “named executive officers” and their positions were as follows:

·	Brian Schaffner, who currently serves as our Chief Executive Officer, and who served as our Chief Financial Officer through January 25, 2023;

·	Paul Shoun, who serves as our Co-Founder, President and Chief Operating Officer; and

·	John Yozamp, who currently serves as Co-Founder and Chief Business Development Officer and served as our Chief Executive Officer through January 25, 2023.

(Continued on next page)

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and December 31, 2022.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total($)
Brian Schaffner (5)	2022	102,741	0	401,004	0	0	11,805	515,550
Chief Executive Officer; Former Chief Financial Officer	2021	0	0	0	0	0	17,700	17,700
Paul Shoun	2022	260,000	0	534,672	0	0	21,000	815,672
Chief Operating Officer	2021	165,824	0	0	0	0	0	165,824
John Yozamp	2022	330,000	0	376,845	0	0	36,000	742,845
Chief Business Development Officer; Former Chief Executive Officer	2021	197,269	0	0	0	0	0	197,269

(1)	Amounts reflect base salary earned by each named executive officer during the applicable year
(2)	All of the named executive officers voluntarily chose to forego any bonuses for 2022.
(3)	Amounts reflect the full grant-date fair value of stock options granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 12 to our audited financial statements included this Annual Report on Form 10-K.
(4)	For 2022, includes: (i) $1,500 in consulting fees and $10,305 in home office expenses for Mr. Schaffner, (ii) $9,000 in home office expenses and $12,000 in automobile expenses for Mr. Shoun and (iii) $12,000 in home office expenses and $24,000 in automobile expenses for Mr. Yozamp.
(5)	Mr. Schaffner served as a CFO consultant from March 2021 until his appointment as Chief Financial Officer in February 2022.

2022 Salaries; Consulting Fee

The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. As of January 1, 2022, Mr. Schaffner was providing consulting services to the Company at the rate of $1,500 per month. He began receiving an annual base salary of $120,000 beginning on February 21, 2022. As of January 1, 2022, the annual base salary for Mr. Shoun was $260,000 and the annual base salary for Mr. Yozamp was $330,000. The annual base salaries of Messrs. Schaffner, Shoun and Yozamp were changed to $270,400, $270,400 and $283,200 respectively, effective January 26, 2023.

2022 Annual Bonuses

In 2022, target bonuses were not established for the named executive officers, and they voluntarily declined participation in the discretionary year-end holiday bonuses provided to other employees. Therefore, no annual bonuses were paid to the named executive officers in 2022.

Equity Compensation

2021 Incentive Award Plan

We have adopted the 2021 Incentive Award Plan (the “2021 Incentive Award Plan”). The purpose of the 2021 Incentive Award Plan is to enhance our ability to attract, retain and motivate persons who make, or we believe can make, important contributions by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. We believe that equity awards are necessary to remain competitive in the industry in which we operate in and are essential in recruiting and retaining the highly qualified service providers who help thus meet our goals.

In 2022, Messrs. Yozamp, Shoun and Schaffner were granted stock options under the 2021 Incentive Award Plan as set forth below. The stock options vested immediately upon grant. The executive officers had not been granted stock options prior to 2022.

Named Executive Officer	2022 Stock Options Granted
Brian Schaffner	150,000
Paul Shoun	200,000
John Yozamp	179,500

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Substantially all employees are eligible to participate. We have the option to make profit sharing contributions to our 401(k) plan at our discretion. No profit-sharing contributions have yet been made. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to our 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Health/Welfare Plans.

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, which include medical and vision benefits.

Perquisites.

For the duration of 2022, our named executive officers received the following perquisites:

·	Company Car: Mr. Shoun was entitled to automobile expenses of $1,000 per month and Mr. Yozamp was entitled to automobile expenses of $2,000 per month.
·	Private Office Reimbursement Expenses; Messrs. Schaffner and Yozamp were each entitled to $1,000 per month in home office reimbursement expenses (with Mr. Schaffner’s expenses prorated for the month of February). Mr. Shoun was entitled to $1000 per month in home office reimbursement expenses but elected to only take $750 per month for 2022.
·	Company Security: While Messrs. Shoun and Yozamp’s Initial Employment Agreements (as defined below) each provide for full time security benefits, they did not receive any such benefits in 2022.

Consulting Fees

Mr. Schaffner received $1,500 for consulting work performed for the Company before being named Chief Financial Officer in February 2022

No Tax Gross Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Brian Schaffner (1)(2)	5/2/2022	150,000	0	3.36		5/2/2032
Paul Shoun (1)(2)	5/2/2022	200,000	0	3.36		5/2/2032
John Yozamp (1)(2)	5/2/2022	179,500	0	3.70	(3)	5/2/2027

(1)	100% of each of the awards were vested and exercisable immediately upon the grant date.
(2)	All of the stock options granted to the named executive officers in 2022 are incentive stock options.
(3)	Because Mr. Yozamp holds common stock in the Company possessing more than 10% of the total combined voting power of all classes of stock in the Company, Section 422 of the Code requires that the exercise price of an incentive stock option granted to him will be at least 110% of the fair market value of a share of common stock on the date of grant, and not to remain exercisable for a period of longer than 5 years from the date of grant.

Executive Compensation Arrangements

The Initial Employment Agreements

On November 15, 2021, we entered into employment agreements with our then Chief Executive Officer and Chairman of our board of directors, John Yozamp, and our Chief Operating Officer, Paul Shoun; on February 21, 2022, we entered into an employment agreement with our then Chief Financial Officer, Brian Schaffner (together, the “Initial Employment Agreements”) to reflect their compensation arrangements. The Initial Employment Agreements entered into with Mr. Shoun and Mr. Yozamp each had a term of employment with a three-year duration, while the Initial Employment Agreement entered into with Mr. Schaffner had an employment term with a one-year duration. Under the terms of the Initial Employment Agreements, Mr. Schaffner was entitled to a base salary of $120,000, Mr. Shoun was entitled to a base salary of $260,000 and Mr. Yozamp was entitled to a base salary of $330,000. Each executive officer was also eligible for an annual bonus, to be granted by the Company’s board of directors or compensation committee based on performance objectives and targets established annually. Under the Initial Employment Agreements, Messrs. Schaffner, Shoun and Yozamp were also entitled to participate in the Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, vacation, paid time off, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available at any point in time. Under the Initial Employment Agreements, the executive officers were also entitled to annual fringe benefits and perquisites (including auto expense, security and reimbursement for the executive officer’s home office) and reimbursement for reasonable and necessary out-of-pocket business, entertainment, and travel expenses incurred in connection with the performance of their duties. In addition, the employment agreements contain provisions providing for severance payments, including both base salary payment throughout the remainder of the executive’s term of employment, and a payment equal to an additional 12 months of base salary, an amount equal to the executive annual bonus measured at target rate of performance, and continuation of benefits under certain circumstances including termination by us without Cause or for Good Reason (each as defined in the Initial Employment Agreements), upon execution of a general release of claims in our favor. The Initial Employment Agreements included restrictive covenants, including a two-year non-competition provision, a-two year no-solicitation and non-disparagement provision and a confidentiality provision.

The Amended and Restated Schaffner Employment Agreement

On January 26, 2023, we promoted Brian Schaffner from his position as our Chief Financial Officer to our Chief Executive Officer. In connection with his new role, we entered into an Amended and Restated Employment Agreement with Mr. Schaffner, effective January 26, 2023 (the “Schaffner Employment Agreement”), setting forth the terms and conditions of Mr. Schaffner’s employment as Chief Executive Officer.

The Schaffner Employment Agreement provides for a one-year term ending on April 1, 2023, the first anniversary of our initial public offering, which term renews automatically unless terminated by the Company or Mr. Schaffner. Pursuant to the Schaffner Employment Agreement, the Company will pay Mr. Schaffner a base salary of $270,400 per year, increased from $120,000. Like Mr. Schaffner’s existing employment agreement, the Schaffner Agreement provides for an annual bonus award based on the achievement of performance objectives and targets established annually by the Company’s board of directors or compensation committee, and standard employee benefits. Upon a termination of Mr. Schaffner’s employment agreement by the Company without Cause or a resignation for Good Reason (each term as defined in the Schaffner Employment Agreement), Mr. Schaffner will be paid (a) if terminated prior to April 1, 2023, an amount equal to the remaining unpaid amounts under the initial employment term, (b) continued base salary for one year, (c) an amount equal to his annual target bonus for the year of termination, (d) any earned but unpaid bonuses and (e) continued medical and dental benefits for up to one year. The Schaffner Agreement provides for the same employee benefits as under Mr. Schaffner’s original employment agreement, except that he will also receive an automobile allowance of $1,000 per month. The restrictive covenants in the Initial Employment Agreement to which Mr. Schaffner is a party will continue to apply.

The Amended and Restated Shoun Employment Agreement

On January 26, 2023, we promoted Paul Shoun from his position as our Chief Operating Officer to our Co-Founder, President and Chief Operating Officer. In connection with his new role, we entered into an Amended and Restated Employment Agreement with Mr. Shoun, effective January 26, 2023 (the “Shoun Agreement”), setting forth the terms and conditions of Mr. Shoun’s employment as our Co-Founder, President and Chief Operating Officer.

The Shoun Employment Agreement provides for a three-year term ending on April 1, 2025, the third anniversary of our initial public offering, which term renews automatically unless terminated by the Company or Mr. Shoun. Pursuant to the Shoun Employment Agreement, the Company will pay Mr. Shoun a base salary of $270,400 per year, increased from $260,000. Like the Initial Employment Agreement to which Mr. Shoun is a party, the Shoun Employment Agreement provides for an annual bonus award based on the achievement of performance objectives and targets established annually by the Company’s board of directors or compensation committee, and standard employee benefits. Upon a termination of the Shoun Employment Agreement by the Company without Cause or a resignation for Good Reason (each term as defined in the Shoun Employment Agreement), Mr. Shoun will be paid (a) if terminated prior to April 1, 2025, an amount equal to the remaining unpaid amounts under the initial employment term, (b) continued base salary for one year, (c) an amount equal to his annual target bonus for the year of termination, (d) any earned but unpaid bonuses and (e) continued medical and dental benefits for up to one year. The Shoun Employment Agreement provides for the same employee benefits as under the Initial Employment Agreement to which Mr. Shoun is a party, except that he will no longer be entitled to security benefits. The restrictive covenants in the Initial Employment Agreement to which Mr. Shoun is a party will continue to apply.

The Amended and Restated Yozamp Employment Agreement

On January 26, 2023, we and Mr. Yozamp agreed that, effective January 25, 2023, he ceased to be our Chief Executive Officer and Chairman of the Company’s board of directors and a member of our board of directors, and assumed the position of the our Co-Founder and Chief Business Development Officer. In connection with his new role, we entered into an Amended and Restated Employment Agreement with Mr. Yozamp, effective January 26, 2023 (the “Yozamp Employment Agreement”), setting forth the terms and conditions of Mr. Yozamp’s employment as our Co-Founder and Chief Business Development Officer.

The Yozamp Employment Agreement provides for a term that ends on December 31, 2023, or if Mr. Yozamp achieves certain sales objectives, on December 31, 2024. The Yozamp Agreement provides for a reduction in Mr. Yozamp’s base salary from $330,000 to $283,200 per year, and the replacement of the annual bonus with commission payments based on the achievement of sales targets agreed to in the Yozamp Agreement rather than an annual bonus. Upon a termination of Mr. Yozamp’s employment agreement by the Company without Cause or a resignation for Good Reason (each term as defined in the Yozamp Employment Agreement), Mr. Yozamp will be paid an amount equal to the remaining unpaid amounts under the employment term and continued medical and dental benefits for up to one year, as well as any accrued but unpaid commissions. The Yozamp Employment Agreement provides for the same employee benefits as under Mr. Yozamp’s original employment agreement, except that he will no longer be entitled to security benefits. The restrictive covenants in the Initial Employment Agreement to which Mr. Yozamp is a party will continue to apply.

Director Compensation

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
David Hendrickson	$50,000	$80,201	$0	$130,201
George Lefevre	$50,000	$80,201	$0	$130,201
Steven M. Shum	$50,000	$106,934	$0	$156,934

(1)	Amounts reflect the full grant-date fair value of stock awards and stock options granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to our directors in Note 12 to our audited financial statements included this Annual Report on Form 10-K.
(2)	As of December 31, 2022, Mr. Hendrickson held options to purchase 30,000 shares of our common stock, Mr. Lefevre held 30,000 options to purchase shares of our common stock and Mr. Shum held options to purchase 40,000 shares of our common stock.

(Continued next page)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In conjunction with our IPO, the Company adopted the 2021 Incentive Award Plan and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The following table summarizes equity compensation plan information for the 2021 Incentive Award Plan and the 2021 ESPP, all stockholder approved, as a group, as of December 31, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)[2]
	(#)	($)	(#)
	(a)	(b)	(c)
Plan Category
Equity Compensation Plans Approved by Stockholders	829,500	3.43	2,530,000
Equity Compensation Plans not Approved by Stockholders	N/A	N/A	N/A
Total	829,500	3.43	2,530,000

[1] Includes shares of common stock issuable upon the exercise of outstanding stock options under the 2021 Incentive Award Plan

[2] As of December 31, 2022, there were 30,000 shares of common stock available for future issuance under the 2021 Incentive Award Plan and 2,500,000 shares available for grants under the 2021 ESPP (of which 0 shares were subject to outstanding purchase rights during the current purchase period).

Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2023 as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all directors and executive officers of the Company as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Expion360, 2025 SW Deerhound Avenue, Redmond, OR 97756.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of March 27, 2023, are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 6,848,566 shares of common stock outstanding as of March 27, 2023.

Name of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
5% or greater Shareholders:
AOS Holdings, LLC (1)	437,935	6.4
James Yozamp, Jr	552,673	8.1
Joel R. Yozamp (2)	406,604	5.9
Directors and Executive Officers:
Brian Schaffner (Chief Executive Officer) (3)	150,000	*
John Yozamp (Co-Founder and Chief Business Development Officer) (4)	1,725,787	24.6
Paul Shoun (Co-Founder and President and Chief Operating Officer and Director) (5)	337,471	4.8
Greg Aydelott (Chief Financial Officer) (6)	52,783	*
David Hendrickson (Chairman and Independent Director) (7)	30,000	*
George Lefevre (Independent Director) (8)	30,000	*
Steven Shum (Independent Director) (9)	40,000	*
Directors and Executive Officers as a Group (seven persons)	2,366,041	31.4

______________________________________

* Less than 1%.

(1)	Based on a third-party report dated as of February 15, 2023.
(2)	The number of shares of common stock shown as beneficially owned by Mr. Joel Yozamp consists of (i) 331,604 shares of common stock owned directly by Mr. Joel Yozamp and (ii) 75,000 shares of common stock issuable upon exercise of the vested options owned by Mr. Joel Yozamp.
(3)	The number of shares of common stock shown as beneficially owned by Mr. Schaffner consists of 150,000 shares of common stock issuable upon exercise of the vested options owned by Mr. Schaffner.
(4)	The number of shares of common stock shown as beneficially owned by Mr. John Yozamp consists of (i) 1,546,287 shares of common stock owned directly by Mr. John Yozamp and (ii) 179,500 shares of common stock issuable upon exercise of the vested options owned by Mr. John Yozamp.
(5)	The number of shares of common stock shown as beneficially owned by Mr. Shoun consists of (i) 137,471 shares of common stock owned directly by Mr. Shoun and (ii) 200,000 shares of common stock issuable upon exercise of the vested options owned by Mr. Shoun.
(6)	The number of shares of common stock shown as beneficially owned by Mr. Aydelott consists of (i) 2,783 shares of common stock owned directly by Mr. Aydelott and (ii) 50,000 shares of common stock issuable upon exercise of the vested options owned by Mr. Aydelott.

(7)	The number of shares of common stock shown as beneficially owned by Mr. Hendrickson consists of 30,000 shares of common stock issuable upon exercise of the vested options owned by Mr. Hendrickson.
(8)	The number of shares of common stock shown as beneficially owned by Mr. Lefevre consists of 30,000 shares of common stock issuable upon exercise of the vested options owned by Mr. Lefevre.
(9)	The number of shares of common stock shown as beneficially owned by Mr. Shum consists of 40,000 shares of common stock issuable upon exercise of the vested options owned by Mr. Shum.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

We have adopted a related party transaction policy effective January 1, 2022 (the “Related Party Transaction Policy”), setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This Related Party Transaction Policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

Certain Related Party Transactions

On August 1, 2018, the Company issued an unsecured promissory note owed to H. Porter Burns, a holder of approximately 0.6% of our outstanding capital stock as of March 27, 2023, and former business partner to John Yozamp, our Co-Founder and Chief Business Development Officer, (the “8/1/18 Porter Burns Note”) in the principal amount of $500,000. The 8/1/18 Porter Burns Note requires monthly interest-only payment at 10% per annum. The 8/1/18 Porter Burns Note matures on August 1, 2023. As of December 31, 2022, the Company had an outstanding principal balance of $500,000 under the 8/1/18 Porter Burns Note.

On January 1, 2019, the Company issued an unsecured promissory note owed to H. Porter Burns, a holder of approximately 0.6% of our outstanding capital stock as of March 27, 2023, and former business partner to John Yozamp, our Co-Founder and Chief Business Development Officer, (the “1/1/19 Porter Burns Note”) in the principal amount of $62,500. The 1/1/19 Porter Burns Note requires monthly interest-only payment at 10% per annum. The 1/1/19 Porter Burns Note matures on January 1, 2024. As of December 31, 2022, the Company had an outstanding principal balance of $62,500 under the 8/1/18 Porter Burns Note.

On January 1, 2019, the Company issued an unsecured promissory note owed to James Yozamp, Jr., a beneficial owner of 8.1% of our outstanding capital stock as of March 27, 2023, and brother to John Yozamp, our Co-Founder and Chief Business Development Officer, (the “1/1/19 James Yozamp Note”) in the principal amount of $62,500. The 1/1/19 James Yozamp Note requires monthly interest only payments at 10% per annum. The 1/1/19 James Yozamp Note matures on January 29, 2024. As of December 31, 2022, the Company had an outstanding principal balance of $62,500 under the 1/1/19 James Yozamp Note.

On December 31, 2019, the Company issued an unsecured promissory note owed to James Yozamp, Jr., a holder of approximately 8.1% of our outstanding capital stock as of March 27, 2023, and brother to John Yozamp, our Co-Founder and Chief Business Development Officer, (the “12/31/19 James Yozamp Note”) in the principal amount of $200,000. The 12/31/19 James Yozamp Note requires monthly interest only payments at 10% per annum. The 12/31/19 James Yozamp Note matures on January 29, 2024. As of December 31, 2022, the Company had an outstanding principal balance of $200,000 under the 12/31/19 James Yozamp Note.

On January 1, 2019, the Company issued an unsecured promissory note to John Yozamp, our Co-Founder and Chief Business Development Officer (the “John Yozamp Note”) in the amount of $250,000. The John Yozamp Note required monthly interest only payments at 10% per annum. The John Yozamp Note was converted into a convertible debenture in May 2021 which was subsequently converted into 236,498 shares of our common stock on October 29, 2021.

On May 21, 2021, in exchange for his $20,000 investment, the Company issued a convertible debenture in principal amount of $20,000 to Paul Shoun, our Co-Founder and President and Chief Operating Officer and Director (the “COO Debenture”), which was converted into 17,325 shares of our common stock on October 29, 2021.

Director Independence

A majority of our directors satisfy the criteria for “independent directors,” under the Nasdaq rules. The Corporate Governance Committee is required to annually review each director’s independence and any material relationships such director has with the Company. Following such review, only those directors who the board of directors affirmatively determines have no material relationship to the Company, and otherwise satisfy the independence requirements of the Nasdaq rules, will be considered “independent directors.”

Under the Nasdaq rules, a majority of a listed company’s board of directors must be comprised of independent directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominations committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act and related Nasdaq rules.

Under the Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

In accordance with Rule 10C-1 under the Exchange Act and the Nasdaq rules, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, the company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including the source of compensation of such director (including any consulting, advisory or other compensatory fee paid by such company to the director), and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has affirmatively determined that Messrs. Lefevre, Shum and Hendrickson are independent directors under applicable Nasdaq and Exchange Act rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is M&K CPAS PLLC, Houston, Texas, PCAOB ID#2738.

Principal Accountant Fees and Services

The following table sets forth by category of service, the fees incurred in engagements performed by M&K CPAS PLLC, our independent registered public accounting firm, for professional services rendered to the Company for the fiscal years ended December 31, 2022 and 2021.

	Year ended December 31, 2022	Year ended December 31, 2021
Audit Fees	$98,943	$90,000
Audit-Related Fees	—	—
Tax Fees	4,500	—
All Other Fees	—	—
Total Fees	$103,443	$90,000

Audit fees consisted of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements and services associated with the issuance of comfort letters and the issuance of consents on registration statements, including in connection with our initial public offering.

Tax fees consisted of fees expected to be incurred as of the date of this Annual Report on Form 10-K for tax compliance, tax advice, and tax planning in respect of the year ended December 31, 2022.

Audit Committee Pre-Approval Policy and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our financial statements are listed in the “Index to the Financial Statements”, which appears on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021	S-1	3.1	3/31/2022
3.2	Bylaws of the Company currently in effect	S-1	3.2	3/31/2022
4.1	Form of the Company’s common stock certificate	S-1	4.1	3/31/2022
4.2	Form of Underwriters Warrant	S-1	4.4	3/31/2022
4.3	Form of Senior Secured Note issued to bridge loan investors	S-1	4.5	3/31/2022
4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	-	-	-
10.1	Form of common stock warrant issued to Selling Stockholders	S-1	10.1	3/31/2022
10.2†	Expion360 Inc 2021 Incentive Award Plan	S-1	10.2	3/31/2022
10.3†	Expion360 Inc 2021 Employee Stock Purchase Plan	S-1	10.3	3/31/2022
10.4	Form of Security Agreement issued to bridge loan investors	S-1	10.7	3/31/2022
10.5	Commercial Lease of premises at 2045 SW Deerhound Avenue Redmond, OR	S-1	10.8	3/31/2022
10.6	Commercial Lease of premises at 1266 SW Lake Blvd, Redmond, OR	S-1	10.11	3/31/2022
10.7	Underwriting Agreement dated March 31, 2022, between the Company and Alexander Capital, LP as Representative of the Underwriters	8-K	1.1	4/05/2022
10.8†	Amended and Restated Employment Agreement between John Yozamp and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023

10.9†	Amended and Restated Employment Agreement between Brian Schaffner and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.10†	Amended and Restated Employment Agreement between Paul Shoun and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.11†	Amended and Restated Employment Agreement between Greg Aydelott and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.12	Form of Warrant with an Exercise Price of $2.90	-	-	-
10.13	Form of Warrant with an Exercise Price of $3.32	-	-	-
21.1	Subsidiaries of the Company	S-1	21.1	3/31/2022
23.1	Consent of M&K CPAS PLLC	-	-	-
24.1	Power of Attorney (reference is made to the signature page hereto).	-	-	-
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

†	Indicates a management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Expion360 Inc.

		By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer (principal executive officer)
Date:	March 30, 2023

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Brian Schaffner and Greg Aydelott, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Schaffner	Chief Executive Officer	March 30, 2023
Brian Schaffner	(principal executive officer)

/s/ Greg Aydelott	Chief Financial Officer	March 30, 2023
Greg Aydelott	(principal financial officer)

/s/ George Lefevre	Director	March 30, 2023
George Lefevre

/s/ Steven M Shum	Director	March 30, 2023
Steven M. Shum

/s/ David Hendrickson	Director	March 30, 2023
David Hendrickson

/s/ Paul Shoun	Director	March 30, 2023
Paul Shoun

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Expion360, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Expion360, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and used cash in operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Equity Transactions

As discussed in Note 13 to the financial statements, the company issues options and warrants. The proper valuation of options and warrants requires significant management judgement in determining the volatility and method used to calculate the option and warrant values.

To evaluate the appropriateness of the model and estimates determined by management, we examined and evaluated the model, and the time period and stock prices used in determining the valuation of the options and warrants issued.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

Houston, TX

March 30, 2023

Expion360 Inc.

Balance Sheets

	As of December 31, 2022	As of December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$7,201,244	$773,238
Accounts receivable, net	298,035	775,160
Inventory	4,530,136	2,051,880
Prepaid/in-transit inventory	141,611	1,081,225
Prepaid expenses and other current assets	171,791	71,703
Total current assets	12,342,817	4,753,206

Property and equipment	1,394,619	523,419
Accumulated depreciation	(250,861)	(96,190)
Property and equipment, net	1,143,758	427,229

Other Assets
Operating leases – right-of-use asset	3,148,455	1,281,371
Deposits	63,901	63,901
Total other assets	3,212,356	1,345,272
Total assets	$16,698,931	$6,525,707

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$230,250	$63,180
Customer deposits	58	436,648
Accrued expenses and other current liabilities	306,164	140,618
Line of credit and short-term revolving loans	—	550,000
Current portion of operating lease liability	465,055	218,788
Liability for sale of future revenues, net	—	11,502
Note payable in default	—	100,000
Current portion of long-term debt	571,426	51,135
Total current liabilities	1,572,953	1,571,871

Long-term debt, net of current portion and discount	439,049	779,486
Operating lease liability, net of current portion	2,754,964	1,092,861
Shareholder promissory notes	325,000	825,000
Total liabilities	$5,091,966	$4,269,218

Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 6,802,464 and 4,300,000 issued and outstanding as of December 31, 2022 and 2021, respectively	6,802	4,300
Additional paid-in capital	25,239,654	8,355,140
Accumulated deficit	(13,639,491)	(6,102,951)
Total stockholders’ equity	11,606,965	2,256,489
Total liabilities and stockholders’ equity	$16,698,931	$6,525,707

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Operations

	For the Years Ended December 31,
	2022	2021
Sales, net	$7,162,837	$4,517,499
Cost of sales	4,874,392	2,871,770
Gross profit	2,288,445	1,645,729
Selling, general and administrative	8,241,859	2,909,085
Loss from operations	(5,953,414)	(1,263,356)

Other (Income) / Expense
Interest income	(239)	(169)
Debt conversion expense	—	112,133
Extinguishment loss on debt settlement	—	2,791,087
Interest expense	1,605,916	554,044
Gain on sale of property and equipment	(13,312)	(8,521)
Other income	(389)	(372)
Total other (income) / expense	1,591,976	3,448,202
Loss before taxes	(7,545,390)	(4,711,558)

Tax (income) / expense	(8,850)	9,300
Net loss	$(7,536,540)	$(4,720,858)

Net loss per share (basic and diluted)	$(1.23)	$(1.63)
Weighted-average number of common shares outstanding	6,135,938	2,888,695

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Twelve Months ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	2,430,514	$2,431	$—	$(1,382,093)	$(1,379,662)
Issuance of shares upon conversion of convertible notes	59,515	59	173,098	—	173,157
Effect of induced conversion of debt	—	—	112,133	—	112,133
Issuance of shares in exchange for building signage	6,667	7	19,993	—	20,000
Issuance of shares for cash	81,106	81	269,919	—	270,000
Issuance of shares for cash class	75,662	76	251,924	—	252,000
Issuance of shares upon settlement of convertible notes	1,527,647	1,527	5,543,832	—	5,545,359
Issuance of shares in exchange for services	30,000	30	108,870	—	108,900
Issuance of shares for cash amount	88,889	89	316,311	—	316,400
Issuance of detachable warrants to long-term debt	—	—	809,806	—	809,806
Issuance of warrants to underwriters	—	—	262,354	—	262,354
Issuance of warrants in exchange for services	—	—	407,700	—	407,700
Issuance of options in exchange for services	—	—	79,200	—	79,200
Net loss	—	—	—	(4,720,858)	(4,720,858)
Balance at December 31, 2021	4,300,000	$4,300	$8,355,140	$(6,102,951)	$2,256,489
Issuance of shares, initial public offering, net of issuance costs	2,466,750	2,466	14,770,021	—	14,772,487
Issuance of shares in exchange for IPO services	35,714	36	(36)	—	—
Issuance of stock options	—	—	2,114,529	—	2,114,529
Issuance of stock options	—	—	—	—	—
Net loss	—	—	—	(7,536,540)	(7,536,540)
Balance at December 31, 2022	6,802,464	$6,802	$25,239,654	$(13,639,491)	$11,606,965

The accompanying notes are an integral part of these financial statements

Expion360 Inc.
Statements of Cash Flows

	For the Years Ended December 31,

	2022	2021
Cash flows from operating activities

Net loss	$(7,536,540)	$(4,720,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	164,767	61,084
Accrued interest on convertible notes	—	103,701
Amortization of debt discount (sale of future revenues)	295	95,284
Amortization of debt discount - notes	1,196,843	117,588
Debt conversion expense on induced conversion of convertible notes	—	112,133
Extinguishment loss on debt settlement	—	2,791,087
Gain on sale of property and equipment	(13,312)	(8,521)
Increase in allowance for doubtful accounts	18,804	—
Stock-based compensation	2,114,529	188,100

Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	458,322	(566,435)
(Increase) in inventory	(2,478,256)	(1,683,602)
(Increase) / Decrease in prepaid/in-transit inventory	939,614	(728,033)
(Increase) in prepaid expenses and other current assets	(100,088)	(69,552)
(Increase) in deposits	—	(55,784)
Increase / (Decrease) in accounts payable	(3,792)	11,177
(Decrease) in customer deposits	(436,590)	—
Increase in accrued expenses and other current liabilities	165,546	494,553
(Decrease) in liability for refunds	—	(58,000)
Increase in right-of-use assets and lease liabilities	41,286	19,248
Net cash used in operating activities	(5,468,572)	(3,896,830)

Cash flows from investing activities
Purchases of property and equipment	(567,370)	(113,694)
Net proceeds from sale of property and equipment	51,678	—
Net cash used in investing activities	(515,692)	(113,694)

Cash flows from financing activities
Payments on line of credit and short-term revolving loans	(550,000)	(280,000)
Proceeds from issuance of long-term debt	—	1,385,000
Principal payments on long-term debt	(1,798,420)	(26,687)
Proceeds from sale of future revenues, net of discount	—	125,000
Payments on liability for sale of future revenues	(11,797)	(329,626)
Proceeds from issuance of convertible notes, net of discount	—	2,781,000
Net proceeds from issuance of common stock	14,772,487	838,400
Net cash provided by financing activities	12,412,270	4,493,087

Net change in cash and cash equivalents	6,428,006	482,563
Cash and cash equivalents, beginning	773,238	290,675
Cash and cash equivalents, ending	7,201,244	773,238

 Expion360 Inc.

Statements of Cash Flows - Continued

	For the Years Ended December 31,
Supplemental disclosure of cash flow information:	2022	2021
Cash paid for interest	$435,152	$341,257
Cash paid for franchise taxes	$300	$1,829

Non-cash operating activities:
Convertible notes and accrued interest converted to common stock	$—	$173,157
Reclassification of accrued interest to long-term debt	$—	$5,183
Reclassification of modified convertible note to long-term debt	$—	$100,000
Reclassification of modified member promissory note to convertible notes	$—	$250,000
Issuance of common stock in exchange for property and equipment	$—	$20,000
Acquisition/modification of operating lease right-of-use asset and lease liability	$2,348,509	$1,268,089
Purchases of property and equipment in exchange for long-term debt	$181,430	$183,058
Purchases of property and equipment in exchange for short-term payable	$170,863	$—
Reclassification of deposit to property and equipment	$—	$2,000
Conversion of 2021 convertible notes into common stock	$—	$3,282,701
Fair value of warrants issued in connection with long-term debt recorded as debt discount and additional paid-in capital	$—	$1,072,160
Membership contributions reclassified to additional paid-in capital upon conversion to C corporation	$—	$827,290

The accompanying notes are an integral part of these financial statements

Notes to the Financial Statements

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Unless otherwise noted, all references to shares and shareholders in the accompanying financial statements have been restated retrospectively, to reflect the equity structure of the C corporation as of the beginning of the first period presented.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Going Concern, Liquidity and Capital Resources

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. The Company expects to continue to incur additional losses for the foreseeable future, and the Company may need to raise additional debt or equity financing to expand its presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2022 are issued. However, management is working to address its cash flow challenges, including raising additional capital, alternative supply chain resources, and in-house assembly lines.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s sales for 2022 increased 59% over sales for 2021, as product demand continued to rise. On April 1, 2022, the Company completed an initial public offering and listing of its shares on the Nasdaq Stock Market (IPO). Proceeds from the IPO, net of costs, totaled $14,772,487, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt. The remaining proceeds will be used, in part, to stock inventory to keep up with demand and to build in-house assembly lines to improve the cash-flow cycle and help reduce the four-month turnaround that the Company currently experiences from suppliers in China. In the first half of 2022, a distribution warehouse was set up in Indiana to better service customers throughout the U.S. and an assembly facility was leased in Redmond, Oregon for future expansion of the in-house assembly lines. Additionally, management has secured a secondary source for lithium iron phosphate cells used in its batteries that is based in Denmark, should supply disruption issues with China arise. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of December 31, 2022, cash balances exceeded FDIC limits by $222,162.

As of December 31, 2022, the Company had two accounts totaling $11,204 with SVB. As of March 13, 2023 all funds were transferred to another banking institution and no exposure currently exists.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. The allowance for doubtful accounts totaled $18,804 as of December 31, 2022. There was no allowance for doubtful accounts as of December 31, 2021, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of December 31, 2022 and December 31, 2021, the Company had customer deposits totaling $58 and $436,648, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of December 31, 2022 and December 31, 2021, the Company had inventory that consisted of finished assemblies totaling $2,722,765 and $985,537, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,807,371 and $1,066,343, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of December 31, 2022 or December 31, 2021. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $141,611 and $1,081,225 at December 31, 2022 and December 31, 2021, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the years ended December 31, 2022 and 2021, approximately 85% and 90%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the years ended December 31, 2022 and 2021.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale. The company’s branded VPR 4EVER Classic and Platinum batteries and re-branded e360 and e360 Extreme Density batteries are warrantied at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of December 31, 2022 and December 31, 2021 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of a liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. However, during 2020 the Company sold discontinued products and recorded a liability for refunds. As of December 31, 2020, the liability totaled $58,000. During the year ended December 31, 2021, the Company issued credits totaling $58,000, respectively. As of December 31, 2021, all allowable discontinued products had been returned and the Company had no further refund liability. No refund liability was recognized in the year ended December 31, 2022. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

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

During the year ended December 31, 2022, sales to three customers totaled $2.9 million, comprising approximately 41% of total sales. These customers represented 43% of total accounts receivable as of December 31, 2022. During the year ended December 31, 2021, sales to one customer totaled $486,000, comprising 11% of total sales. This customer did not have an accounts receivable balance as of December 31, 2021, but three other customers had accounts receivable balances totaling $658,000 and representing a total of 85% of total accounts receivable as of December 31, 2021.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $23,188 and $25,688 during the years ended December 31, 2022 and 2021, respectively. Shipping and handling costs for shipping product to customers totaled $169,335 and $102,653 during the years ended December 31, 2022 and 2021, respectively, and are classified in selling, general and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $239,814 and $67,394 for the years ended December 31, 2022 and 2021, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $270,054 and $58,044 for the years ended December 31, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of December 31, 2022 and 2021, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

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

The following shows the amounts used in computing net loss per share:

	Years Ended December 31,
	2022	2021
Net loss	$(7,536,540)	$(4,720,858)
Weighted average common shares outstanding – basic and diluted	6,135,938	2,888,695
Basic and diluted net loss per share	$(1.23)	$(1.63)

As of the years ended December 31, 2022 and 2021, the Company has outstanding warrants and options convertible into 1,717,936 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

 s

	Years ended December 31,
	2022	2021
Stock options	829,500	30,000
Warrants	888,436	710,431
	1,717,936	740,431

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

3.    Property and Equipment, Net

Property and equipment consist of the following:

	Years Ended December 31,
	2022	2021
Vehicles and transportation equipment	$593,097	$298,752
Leasehold improvements	314,819	59,316
Office furniture and equipment	188,131	105,003
Manufacturing equipment	179,274	—
Warehouse equipment	81,164	44,356
QA equipment	22,142	—
Tooling and Molds	15,992	15,992
	1,394,619	523,419

Less: accumulated depreciation	(250,861)	(96,190)
Property and equipment, net	$1,143,758	$427,229

Depreciation expense was $164,767 and $61,084 for the years ended December 31, 2022 and 2021, respectively.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2022	2021

Accrued salaries and payroll liabilities	$169,337	$12,449
Rebate liability	26,015	23,010
Deferred income and deposit (sublease)	14,168	13,690
Commissions	9,720	29,120
Franchise tax	400	9,300
Accrued interest	222	26,301
Other	86,302	26,748
Accrued expenses and other current liabilities	$306,164	$140,618

5.    Liabilities for Sale of Future Revenues

On December 10, 2020 and January 26, 2021, Reliant Funding, under two separate ACH Total Receipts Purchase Agreements (“Purchase Agreements”), purchased a 50% interest in the Company’s future revenues for a total aggregate purchase price of $250,000. Pursuant to the terms of the Purchase Agreements, the purchased percentage continued to be owned by Reliant Funding, until the Company paid the full purchased amount of $349,750. Repayment of the purchased amount was achieved through 252 daily bank account withdrawals of $1,388 through December 15, 2021 and $694 thereafter through January 26, 2022. During the year ended December 31, 2022, the company repaid a total of $11,797, including $295 of interest. During the year ended December 31, 2021, the company repaid a total of $329,626, including $95,284 of interest. Interest was recognized at an effective annual interest rate of approximately 71%. As of December 31, 2021, the Company had a total remaining liability related to the Purchase Agreements of $11,502 and total remaining payments of $11,797 (including interest). The Purchase Agreements were secured by substantially all of the assets of the Company. As of December 31, 2022, the Company had no remaining liability related to the Purchase Agreements.

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

7.     Long-Term Debt

Long-term debt consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Senior secured promissory notes – various investors. Monthly payments of interest only at 10% plus deferred interest of 5% accrued monthly to be paid at maturity. A minimum of one year interest is due at maturity. Matures the earlier of (a) May 15, 2023, (b) the closing of a qualified subsequent financing or (c) the closing of a change of control. The notes are senior to all other debt and are secured by substantially all assets of the Company. The notes included detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share (see Note 12 – Stockholders’ Equity). Debt issuance costs and discount totaling $1,287,160 at date of issuance were being amortized and recognized as additional interest expense over the term of the notes using the straight-line method because it was not substantially different from the effective interest rate method. We determined the expected life of the notes to be the contractual term. Interest expense related to these notes includes amortization of debt issuance costs and discount in the amount of $1,196,843 and $117,587, respectively, for the years ended December 31, 2022 and 2021, respectively. The notes were paid in full in April 2022	$—	$1,600,000
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by a co-founder.	9,825	13,135
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder.	19,364	24,259
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by a co-founder.	150,114	153,193

Note payable – individual. Monthly payments of interest only at 10% per annum, matured December 31, 2021 resulting in the entire principal balance recorded in current portion of long-term debt on the accompanying Balance Sheets for the year ending December 31, 2021; pursuant to the note, the past due balance is subject to 1% additional monthly interest which increases one percent for each month beyond maturity date, unsecured. The Company remained in compliance with the extended maturity interest payments and paid the note in full in April 2022	—	100,000
Note payable – finance company. Payable in monthly installments of $994, including interest at 8.5% per annum, due July 2026, secured by a vehicle and personally guaranteed by a shareholder. The Note was paid in full September 2022.	—	45,832
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a co-founder. The note was paid in full January 2023.	79,963	96,155
Notes payable – The Company has six and two notes payable to GM Financial for vehicles at September 30, 2022 and December 31, 2021. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expires in April 2023 but prevailing GM Financial existing term notes will remain. The notes are payable in aggregate monthly installments of $4,676, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder.	251,209	94,890
Total	$510,475	$2,127,464
Less unamortized debt issuance costs and discount	—	(1,196,843)
Less current portion	(71,426)	(51,135)
Less note payable in default (paid April 2022)	—	(100,000)
Long-term debt, net of unamortized debt discount and current portion	$439,049	$779,486

Future maturities of long-term debt are as follows:

Years ending December 31,
2023	$71,426
2024	77,226
2025	82,237
2026	73,963
2027	55,305
Thereafter	150,318
Total	$510,475

8.     Shareholder Promissory Notes

As of December 31, 2022 and December 31, 2021, the Company had an outstanding principal balance of $825,000 due to shareholders under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature at various dates from August 2023 to December 2024 as follows: August 2023 - $500,000; January 2024 - $125,000; and December 2024 - $200,000.

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

Interest paid to the shareholders under the Notes totaled $82,508 and $92,007 during the years ended December 31, 2022 and 2021, respectively. There was no accrued interest as of December 31, 2022 or 2021 related to these Notes.

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

At the option of the Note holders and after the completion of a merger with a Special Purpose Acquisition Company (“SPAC”) or an Initial Public Offering (“IPO”), the holder could convert all or a part of the outstanding principal and accrued interest into shares of common stock of the merged or public company. The Notes included detachable warrants (“Warrants”) to purchase 3,862,000 shares of the merged or public company. The Notes bore interest at a rate of 10% per annum, had an initial maturity of two years from date of issue, and were convertible at per-share prices ranging from $0.50 to $2.50. Effective January 1, 2021, the Company early adopted ASU 2020-06, and accordingly, no beneficial conversion features were recognized. The Notes were accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the Notes were recorded as a single liability measured at amortized cost on the consolidated Balance Sheet. The Company incurred $148,000 of debt issuance costs relating to the issuance of the Notes, which were recorded as a reduction to the Notes on the Balance Sheet. The debt issuance costs were being amortized and recognized as additional interest expense over the term of the Notes using the straight-line method because it is not substantially different from the effective interest rate. Amortization of debt discount totaled $27,271 through the effective date of the conversion from LLC to a C corporation. Since the Warrants were not exercisable until a merger with a SPAC or an IPO, there was no impact on the financial statements at date of grant.

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

In the first quarter of 2022, the Company entered into two new long-term, non-cancelable operating lease agreements for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $2,348,509, representing the present value of the lease payments discounted using an effective interest rate of 8.07% and 8.86%, and corresponding right-of-use assets of $2,348,509. The leases expire in December 2026 and December 2028. The second lease contains one three-year option to renew. The lease is guaranteed by a co-founder.

In the first quarter of 2021, the Company entered into a long-term, non-cancelable operating lease agreement for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $1,268,089, representing the present value of the lease payments discounted using an effective interest rate of 7.47% and a corresponding right-of-use asset of $1,268,089. The lease expires in January 2028 and contains one three-year option to renew. The lease is guaranteed by a co-founder.

The Company has two other leases that expire in January 2023 and February 2025. The leases generally provide for annual increases based on a fixed amount and generally require the Company to pay real estate taxes, insurance, and repairs. Both leases are guaranteed by a co-founder.

The following is a summary of total lease costs for the years ending December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Operating lease cost	$760,743	$304,082
Short-term lease costs	3,527	4,846
Variable lease costs	—	—
Sublease income	(123,386)	(75,061)
	$640,884	$233,867

The weighted-average remaining lease term was 5.49 years and 5.64 years as of December 31, 2022 and 2021, respectively. The weighted average discount rate was 8.48% and 8.02%, as of December 31, 2022 and 2021, respectively. Operating cash flows from the operating leases totaled $440,139 and $177,688 for the years ended December 31, 2022 and 2021, respectively.

The total lease liability as of December 31, 2022 and 2021 was $3,220,019 and $1,311,649, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2022, for years ending December 31:

Total
2023	$719,220
2024	727,709
2025	718,157
2026	732,061
2027	694,040
Thereafter	471,736
Total future minimum lease payments	4,062,923
Less imputed interest	(842,904)
Total	$3,220,019

Current lease liability	$465,055
Noncurrent lease liability	2,754,964
Total	$3,220,019

Subleases

The Company subleases office and warehouse space under three of its existing operating leases with similar terms as the Company’s lease agreements. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $123,386 and $75,061 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, deferred income and a sublease deposit totaled $14,168 and $13,690, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The following are the total future minimum sublease payments as of December 31, 2022:

Years ending December 31,
2023	$46,147
2024	36,242
2025	6,070
Total future minimum lease payments	$88,459

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

On November 22, 2022, Expion360 Inc. (the “Company”) received notice of a complaint (the “Complaint”) filed against it in Oregon state court by Ravi Sinha. The Complaint alleges, inter alia, that Mr. Sinha is entitled to 282,284 shares of the Company’s common stock, or in the alternative, $300,000 plus interest in connection with services he previously rendered the Company as its chief executive officer. On March 21, 2023, the Company entered into a settlement agreement with Mr. Sinha and the matter has been resolved.

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

12.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2022 and December 31, 2021, 6,802,464 and 4,300,000 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

Initial Public Offering

On April 1, 2022, the Company completed an initial public offering (“IPO”). A total of 2,466,750 shares of common stock were sold at $7.00 per share in the IPO, for total gross proceeds of $17,267,250. The Company incurred IPO costs of $2,494,763 resulting in net proceeds of $14,772,487. Additionally, during the year ended December 31, 2022, the Company issued 35,714 shares of common stock at $7.00 per share to an outside third party in exchange for IPO services. The fair value of the shares of $249,998 were recorded as an increase to common stock of $36 (35,714 shares at $.001 par value) and additional paid in capital of $249,962 and a corresponding reduction to additional paid in capital of $249,998, resulting in a net decrease in additional paid in capital of $36.

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

Also in November 2021, the Company issued warrants to purchase 151,000 shares of common stock in in exchange for prior services related to extinguished 2021 convertible notes and 30,000 options for the purchase of common stock in exchange for legal services. The warrants are exercisable at $2.90 per share for a period of three years from the date of grant. The options are exercisable at $3.32 per share for a period of three years from the date of grant. The options issued were not issued under the Company’s stock option plans. The fair value of the warrants of $407,700 was recorded as additional paid-in-capital and expensed to extinguishment loss on debt settlement (see Note 9 – Convertible Notes). The fair value of the options of $79,200 was recorded as additional paid-in capital with a corresponding charge to legal expense. The fair value of the warrants and options was determined at date of issuance using the Black-Scholes option-pricing model and the following assumptions: per share price of common stock on date of grant of $3.63, expected dividend yield of 0%, expected volatility of 122.7%, risk-free interest rate of 0.71% and expected life based on contractual life of three years.

As of December 31, 2022 and December 31, 2021, a total of 858,436 and 710,431 warrants were issued and outstanding, respectively. As of December 31, 2022 and December 31, 2021, a total of 30,000 options, which were not issued under a specified plan, were outstanding. As of December 31, 2022, below is a summary of the various warrants/options issued and outstanding:

Number of warrants/non-plan options	Exercise Price	Weighted Average Remaining Life (Yrs)
559,431	$3.32	8.90
151,000	$2.90	1.86
30,000	$3.32	1.86
148,005	$9.10	4.25
888,436

Stock Option Plans

As of December 31, 2022, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan, both of which are described below and became effective upon the initial public offering. On May 2, 2022, the Company granted 829,500 options under the 2021 Incentive Award Plan. No shares have been issued to date under the 2021 Employee Stock Purchase Plan. The compensation cost that has been charged against operations was $2,114,529 for the year ended December 31, 2022.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the plan is subject to limits and is adjusted annually. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. As of December 31, 2022, the aggregate number of shares that can be issued under the Plan is 859,500 of which 829,500 have been granted. The number of shares granted, the exercise price, and the terms will be determined at date of grant, however, the exercise price shall not be less than 100% of the fair value on the grant date (110% for options granted to greater than 10% shareholders) and the term shall not exceed ten years.

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

The Company has computed the fair value of all options granted during the year ended December 31, 2022 using the following assumptions:

Expected volatility	109.48% - 113.32%
Expected dividends	None
Expected term (in years)	2.5 – 5.01
Risk free rate	2.83% – 3.01%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Plan:

(in thousands except number of options and per options data)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at beginning of period	—	$—	—	$—
Granted	829,500	3.43	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	829,500	$3.43	8.26	$—
Exercisable at end of period	829,500	$3.43	8.26	$—

(1)	The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2022 is $0, as all options are out of the money.

The weighted-average grant-date fair value of the options granted during the nine months ended December 31, 2022 to employees and non-employees was $1,847,193 and $267,336, respectively. All options were immediately vested and there was no unrecognized compensation expense as of December 31, 2022.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of December 31, 2022:

Exercise of warrants	858,436
Exercise of options unrelated to any Plan	30,000
Exercise of stock options – 2021 Incentive Award Plan	829,500
Total shares of common stock reserved for future issuances	1,717,936

13.    Income Taxes

Our losses before income taxes for the year ended December 31, 2022 and for the two months ending December 31, 2021 were generated primarily from U.S. operations.

We have no current or deferred provision for income taxes from continuing operations for the years ended December 31, 2022 and 2021.

The significant differences between the U.S. Federal statutory rate and our effective rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2022	2021
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	(5.3)	(1.7)
Change in valuation allowance	26.4	8.4
NQSO Comp – Other	0.0	0.5
EQ Comp – Other	0.0	13.4
True-up Adjustment	(0.1)	0.4
Effective tax rate	—%	—%

	As of December 31,
	2022	2021
Current:
Federal	$—	$—
State Franchise Fees	(8,850)	9,300

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2022 and two months ended December 31, 2021.

Deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net Operating Losses	$1,719,889	$151,797
Stock-based compensation	444,051	150,524
Other	424,675	17,927
Subtotal	2,588,615	320,248
Valuation allowance	(2,584,010)	(297,815)
Deferred tax liabilities:
Depreciation	(4,605)	(22,433)
Net deferred tax asset	$—	$—

For financial reporting purposes, the Company incurred losses for the year ended December 31, 2022 and December 31, 2021 and for each period since inception. Accordingly, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2022, the Company had approximately $6.56 million of federal and state net operating losses.

A reconciliation between the amount of income tax benefit determined by applying the U.S statutory income tax rate to pre-tax loss is as follows:

 s

	As of December 31,
	2022	2021
Income tax provision at federal statutory rate	$(1,584,531)	$(746,778)
State taxes	(399,174)	(59,202)
Stock-based compensation	—	491,727
Other	(8,964)	16,438
Valuation allowance	1,992,669	(297,815)
Net deferred tax asset	$—	$—

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes penalties and interest, for the year ended December 31, 2022 is zero.

The Company is subject to taxation in the United States and Oregon. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2017 through 2022 remain open for examination by various taxing jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the Company has not accrued any penalties or interest related to uncertain tax positions

In anticipation of an initial public offering, the Company converted from a limited liability company to a C corporation, a taxable entity, effective November 1, 2021.

Through October 31, 2021, the Company was treated as an S corporation for federal and state income tax purposes, such that the Company’s taxable income is reported by members in their respective tax returns and the Company was only subject to state franchise taxes and fees. For the year ended December 31, 2022 the Company reversed the 2021 accrual of $9,300 and accrued only $450 for state income taxes, as we do not anticipate owing more than the minimum state income taxes for 2022.

Since converting to a C corporation, the Company has incurred losses and consequently recorded no provision for state or federal income taxes for the year ended December 31, 2022. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of December 31, 2022 and December 31, 2021, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate.

14.    401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

15.    Related Party Transactions

As of December 31, 2022 and December 31, 2021, related party transactions consisted of Shareholder Promissory Notes (see Note 8 – Shareholder Promissory Notes).

As of December 31, 2022 and December 31, 2021, related party transactions consisted of Accounts Payables liability to board members for 2022 board compensation in the amount of $100,000 and $0, respectively.

16.    Subsequent Events

The date to which events occurring after December 31, 2022, the date of the most recent Balance Sheets, have been evaluated for possible adjustment to the financial statements or disclosures is March 27, 2023, which is the date the financial statements were issued.

On January 11, 2023, the Company filed an 8-K related to a published press release announcing a new product, the AURA POWERCAP™.

On January 20, 2023 the company paid off a note payable in the amount of $89,360.11 which included principal, interest and fees.

On January 26, 2023, the Company made certain leadership changes. On January 30, 2023, the Company filed an 8-K related to a press release announcing these changes. On February 1, 2023, the Company filed an 8-K with the details of the leadership changes.

In March 2023, the Company had 88,000 warrants exercised of which 73,000 were cashless resulting in 31,102 additional shares of common stock issued. The remaining 15,000 exercised shares were exercised for a total of $49,975 which included $175.00 in fees.

On March 21, 2023, the Company entered into a settlement agreement with Ravi Sinha related to a complaint filed against the Company by Mr. Sinha in Oregon state court and the matter has been resolved.