Form 10-Q
period 2023-03-31
Expion360 Inc.
filed 2023-05-11
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of May 10, 2023
Common Stock, $.001 par	6,910,717

TABLE OF CONTENTS

Contents

PART I - FINANCIAL INFORMATION	5
ITEM 1. FINANCIAL STATEMENTS	5
1. Organization and Nature of Operations	11
2. Summary of Significant Accounting Policies	11
3. Property and Equipment, Net	19
4. Accrued Expenses and Other Current Liabilities	19
5. Liabilities for Sale of Future Revenues	19
6. Short-Term Revolving Loans	19
7. Long-Term Debt	20
8. Shareholder Promissory Notes	21
9. Commitments and Contingencies	21
10. Stockholders’ Equity	23
11. Income Taxes	26
12. 401(k) Plan	27
13. Related Party Transactions	27
14. Subsequent Events	27
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	28
OVERVIEW	28
COMPETITIVE STRENGTHS	29
RECENT DEVELOPMENTS AND TRENDS	30
KEY LINE ITEMS	32
RESULTS OF OPERATIONS	33
LIQUIDITY AND CAPITAL RESOURCES	34
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	37
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS	39
NOTICE REGARDING TRADEMARKS	41
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 4. CONTROLS AND PROCEDURES	41
PART II - OTHER INFORMATION	41
ITEM 1. LEGAL PROCEEDINGS	41
ITEM 1A. RISK FACTORS	42

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$5,726,195	$7,201,244
Accounts receivable, net	628,762	298,035
Inventory	3,926,566	4,530,136
Prepaid/in-transit inventory	1,228,188	141,611
Prepaid expenses and other current assets	238,783	171,791
Total current assets	11,748,494	12,342,817

Property and equipment	1,403,898	1,394,619
Accumulated depreciation	(298,980)	(250,861)
Property and equipment, net	1,104,918	1,143,758

Other Assets
Operating leases – right-of-use asset	3,035,894	3,148,455
Deposits	58,896	63,901
Total other assets	3,094,790	3,212,356
Total assets	$15,948,202	$16,698,931

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,126,095	$230,250
Customer deposits	208,611	58
Accrued expenses and other current liabilities	325,802	306,164
Current portion of operating lease liability	475,738	465,055
Current portion of stockholder promissory notes	625,000	500,000
Current portion of long-term debt	53,975	71,426
Total current liabilities	2,815,221	1,572,953

Long-term debt, net of current portion and discount	363,646	439,049
Operating lease liability, net of current portion	2,638,181	2,754,964
Stockholder promissory notes, net of current portion	200,000	325,000
Total liabilities	$6,017,048	$5,091,966

(continued on next page)

Expion360 Inc.

Balance Sheets – Continued

	March 31, 2023 (unaudited)	December 31, 2022
Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 6,900,566 and 6,802,464 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6,901	6,802
Additional paid-in capital	25,541,022	25,239,654
Accumulated deficit	(15,616,769)	(13,639,491)
Total stockholders’ equity	9,931,154	11,606,965
Total liabilities and stockholders’ equity	$15,948,202	$16,698,931

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Operations (Unaudited)

For the Three Months Ended March 31,	2023	2022
Sales, net	$1,507,177	$2,155,345
Cost of sales	1,063,730	1,293,490
Gross profit	443,447	861,855
Selling, general and administrative	2,120,894	1,196,376
Loss from operations	(1,677,447)	(334,521)

Other (Income)
Interest income	(20,133)	—
Interest expense	38,178	362,114
Settlement expense	281,680	—
Other expense	106	68
Total other expense	299,831	362,182
Loss before taxes	(1,977,278)	(696,703)

Franchise taxes	—	150
Net loss	$(1,977,278)	$(696,853)

Net loss per share (basic and diluted)	$(0.29)	$(0.16)
Weighted-average number of common shares outstanding	6,815,002	4,300,000

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Three Months ended March 31, 2023 and 2022 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stock-holders’ Equity (Deficit)
Balance at December 31, 2021	4,300,000	$4,300	$8,355,140	$(6,102,951)	$2,256,489
Net loss	—	—	—	(696,853)	(696,853)
Balance at March 31, 2022	4,300,000	$4,300	$8,355,140	$(6,799,804)	$1,559,636

Balance at December 31, 2022	6,802,464	$6,802	$25,239,654	$(13,639,491)	$11,606,965
Proceeds received from exercise of warrants	46,102	47	49,740	—	49,787
Stock issued as a result of litigation settlement	52,000	52	251,628	—	251,680
Net loss	—	—	—	(1,977,278)	(1,977,278)
Balance at March 31, 2023	6,900,566	$6,901	$25,541,022	$(15,616,769)	$9,931,154

The accompanying notes are an integral part of these financial statements

Expion360 Inc.
Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities

Net loss	$(1,977,278)	$(696,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	48,120	29,026
Amortization of debt discount (sale of future revenues)	—	295
Amortization of debt discount - notes	—	214,527
Decrease in allowance for doubtful accounts	(18,804)	—
Stock-based settlement	251,680	—

Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(311,923)	195,522
(Increase) / Decrease in inventory	603,570	(251,617)
(Increase) / Decrease in prepaid/in-transit inventory	(1,086,577)	786,379
Increase in prepaid expenses and other current assets	(66,992)	(23,409)
Decrease in deposits	5,005	—
Increase in accounts payable	895,845	278,520
Increase / (Decrease) in customer deposits	208,553	(12,663)
Increase / (Decrease) in accrued expenses and other current liabilities	19,638	(22,088)
Increase in right-of-use assets and lease liabilities	6,461	8,789
Net cash provided by / (used in) operating activities	(1,422,702)	506,428

Cash flows from investing activities
Purchases of property and equipment	(9,280)	(32,938)
Net cash used in investing activities	(9,280)	(32,938)

Cash flows from financing activities
Increase in deferred IPO costs	—	(423,634)
Payments on liability for sale of future revenues	—	(11,797)
Principal payments on long-term debt	(92,854)	(11,948)
Net proceeds from exercise of warrants	49,787	—
Net cash used in financing activities	(43,067)	(447,379)

Net change in cash and cash equivalents	(1,475,049)	26,111
Cash and cash equivalents, beginning	7,201,244	773,238
Cash and cash equivalents, ending	5,726,195	799,349

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Cash Flows (Unaudited) - Continued

	For the Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2023	2022
Cash paid for interest	$38,399	$119,854
Cash paid for franchise taxes	$—	$150

Non-cash financing activities:
Purchased of property and equipment in exchange for accrued expenses and other current liability	$—	$148,170
Acquisition/modification of operating lease right-of-use asset and lease liability	$13,993	$2,348,509

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

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and may continue to impact the Company’s business. While certain restrictions have eased recently, the magnitude of the impact of any new measures from a resurgence in the COVID-19 pandemic on the Company’s productivity, results of operations, and financial position, and its disruption to the Company’s business and battery development and timeline will depend in part on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

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

Operating results for the three-month periods ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

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

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the three months ended March 31, 2023 are issued. However, management is working to address its cash flow challenges, including raising additional capital, alternative supply chain resources, and in-house assembly lines.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s sales for the three months ended March 31, 2023 decreased 30.1% compared to the same period in 2022. Through March 31, 2023, we received net proceeds of $49,787 from warrant exercises. On April 1, 2022, the Company completed an initial public offering and listing of its shares on the Nasdaq Stock Market (IPO). Proceeds from the IPO, net of costs, totaled $14,772,487, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt. The remaining proceeds will be used, in part, to stock inventory to keep up with demand and to build in-house assembly lines to improve the cash-flow cycle and help reduce the four-month turnaround that the Company currently experiences from suppliers in China. In the first half of 2022, a distribution warehouse was set up in Indiana to better service customers throughout the U.S. and an assembly facility was leased in Redmond, Oregon for future expansion of the in-house assembly lines. Additionally, management has secured a secondary source for lithium iron phosphate cells used in its batteries that is based in Denmark, should supply disruption issues with China arise. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

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

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of US Treasury related ultra-short paper. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of March 31, 2023, cash balances exceeded FDIC limits by $388,011 and investment accounts totaling $5,019,907 are invested in US Treasury related ultra-short paper.

The Company has two accounts at Silicon Valley Bank (SVB). As of March 31, 2023 all funds were transferred to another banking institution and no exposure currently exists.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three months ended March 31, 2023 the Company wrote off $18,804. There was no allowance for doubtful accounts as of March 31, 2023 or December 31, 2022, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of March 31, 2023 and December 31, 2022, the Company had customer deposits totaling $208,611 and $58, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of March 31, 2023 and December 31, 2022, the Company had inventory that consisted of finished assemblies totaling $2,153,057 and $2,722,765, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,773,509 and $1,807,371, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of March 31, 2023 or December 31, 2022. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $1,228,188 and $141,611 at March 31, 2023 and December 31, 2022, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended March 31, 2023 and 2022, respectively, approximately 86% and 60%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three months ended March 31, 2023 or 2022.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of March 31, 2023 and December 31, 2022 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of liability for product liability claims will change in the near term.

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

During the three months ended March 31, 2023, sales to two customers totaled $381,048, comprising approximately 25% of total sales. These customers represented 43% of total accounts receivable as of March 31, 2023. Accounts receivable from one additional customer totaled $72,184, representing approximately 12% of total accounts receivable as of March 31, 2023.

During the three months ended March 31, 2022, sales to one customer totaled $896,984, comprising approximately 42% of total sales. Accounts receivable for this customer totaled $114,674, representing approximately 20% of total accounts receivable as of March 31, 2022. Accounts receivable from two additional customers totaled $151,494 and $73,065, representing in aggregate approximately 39% of total accounts receivable as of March 31, 2022.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $9,532 and $4,151 during the three months ended March 31, 2023 and 2022, respectively. Shipping and handling costs for shipping product to customers totaled $43,208 and $38,724 during the three months ended March 31, 2023 and 2022, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $155,159 and $160,038 for the three months ended March 31, 2023 and 2022, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $77,180 and $5,316 for the three months ended March 31, 2023 and 2022, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of March 31, 2023 and December 31, 2022, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on its financial statements in 2023 and beyond.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended March 31,
	2023	2022
Net loss	$(1,977,278)	$(696,853)
Weighted average common shares outstanding – basic and diluted	6,815,002	4,300,000
Basic and diluted net loss per share	$(0.29)	$(0.16)

As of March 31, 2023 and December 31, 2022, the Company has outstanding warrants and options convertible into 1,629,936 and 1,717,936 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

As of:	March 31, 2023	December 31, 2022
Stock options	829,500	829,500
Warrants	800,436	888,436
	1,629,936	1,717,936

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

New Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs in connection with the purchase of goods and services. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments in ASU 2022-04 require a buyer that uses supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods with those fiscal years, except for the requirement to disclose roll forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company adopted this standard effective January 1, 2023, and the adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities, such as Expion360 Inc., that have not yet adopted the CECL accounting model in ASU 2016-13, the effective date for the amendments in ASU 2022-02 is the same as the effective date in ASU 2016-13 (i.e., fiscal years beginning after December 15, 2022, including interim periods within those fiscal years). The Company adopted this standard effective January 1, 2023, and the adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.

 In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, on the acquisition date as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for public business entities. The Company adopted this standard effective January 1, 2023, and the adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this standard effective January 1, 2023, and the adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.

Accounting Guidance Issued but Not Yet Adopted

In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU was issued to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on our financial statements.

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

3.    Property and Equipment, Net

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022

Vehicles and transportation equipment	$602,376	$593,097
Leasehold improvements	314,819	314,819
Office furniture and equipment	188,131	188,131
Manufacturing equipment	179,274	179,274
Warehouse equipment	81,164	81,164
QA equipment	22,142	22,142
Tooling and Molds	15,992	15,992
	$1,403,898	$1,394,619

Less: accumulated depreciation	(298,980)	(250,861)
Property and equipment, net	$1,104,918	$1,143,758

Depreciation expense was $48,120 and $29,026 for the three months ended March 31, 2023 and 2022, respectively.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2023	As of December 31, 2022
Accrued salaries and payroll liabilities	$227,199	$169,337
Commissions	34,979	9,720
Rebate liability	26,015	26,015
Deferred income and deposit (sublease)	4,445	14,168
Franchise tax	400	400
Accrued interest	68	222
Other	32,696	86,302
Accrued expenses and other current liabilities	$325,802	$306,164

5.    Liabilities for Sale of Future Revenues

On December 8, 2020 and January 26, 2021, Reliant Funding, under two separate ACH Total Receipts Purchase Agreements (“Purchase Agreements”), purchased a 50% interest in the Company’s future revenues for a total aggregate purchase price of $250,000. Pursuant to the terms of the Purchase Agreements, the purchased percentage continued to be owned by Reliant Funding, until the Company paid the full purchased amount of $349,750. Repayment of the purchased amount was achieved through 252 daily bank account withdrawals of $1,388 through December 15, 2021 and $694 thereafter through January 26, 2022. During the three months ended March 31, 2022, the Company repaid a total of $11,797, including $295 of interest. There were no payments made in the three months ended March 31, 2023. Interest was recognized at an effective annual interest rate of approximately 71%. The Purchase Agreements were secured by substantially all of the assets of the Company. As of March 31, 2023 and December 31, 2022, the Company had no remaining liability related to the Purchase Agreements.

6.    Short-Term Revolving Loans

In 2020, the Company received funds under four unsecured Working Capital Loan Agreements (“WC Loans”). As of December 31, 2022, the loans had been repaid and a balance of $0 was outstanding. Under the WC Loan Agreements and in accordance with the modified terms, the Company was subject to monthly extended maturity interest of one percent on the ending outstanding monthly balance which increased one percent for each month beyond the extended maturity date. The WC Loans were repaid in full in April 2022.

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

7.     Long-Term Debt

Long-term debt consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Senior secured promissory notes – various investors. Monthly payments of interest only at 10% plus deferred interest of 5% accrued monthly to be paid at maturity. A minimum of one year interest is due at maturity. Matures the earlier of (a) May 15, 2023, (b) the closing of a qualified subsequent financing or (c) the closing of a change of control. The notes are senior to all other debt and are secured by substantially all assets of the Company. The notes included detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share (see Note 10 – Stockholders’ Equity). Debt issuance costs and discount totaling $1,287,160 at date of issuance were being amortized and recognized as additional interest expense over the term of the notes using the straight-line method because it was not substantially different from the effective interest rate method. We determined the expected life of the notes to be the contractual term. Interest expense related to these notes includes amortization of debt issuance costs and discount in the amount of $0 and $214,527, respectively, for the three months ended March 31, 2023 and 2022, respectively. The notes were paid in full in April 2022.	$—	$—
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by a co-founder.	8,967	9,825
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder.	18,098	19,364
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by a co-founder.	149,328	150,114

Note payable – individual. Monthly payments of interest only at 10% per annum, matured December 31, 2021 resulting in the entire principal balance recorded in current portion of long-term debt on the accompanying Balance Sheets for the year ending December 31, 2021; pursuant to the note, the past due balance is subject to 1% additional monthly interest which increases one percent for each month beyond maturity date, unsecured. The Company remained in compliance with the extended maturity interest payments and paid the note in full in April 2022.	—	—
Note payable – finance company. Payable in monthly installments of $994, including interest at 8.5% per annum, due July 2026, secured by a vehicle and personally guaranteed by a shareholder. The Note was paid in full September 2022.	—	—
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a co-founder. The note was paid in full January 2023.	—	79,963

Notes payable – The Company has six notes payable to GM Financial for vehicles at March 31, 2023 and December 31, 2022.  In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases.  The agreementexpired in April 2023 but was renewed for a commercial line up to $350,000 and prevailing GM Financial existing term notes will remain. The new agreement expires in April 2024. The notes are payable in aggregate monthly installments of $4,679, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder.

	241,228	251,209
Total	$417,621	$510,475
Less current portion	(53,975)	(71,426)
Long-term debt, net of unamortized debt discount and current portion	$363,646	$439,049

Future maturities of long-term debt are as follows:

Twelve months ending March 31,
2024	$53,975
2025	57,346
2026	58,648
2027	55,953
2028	51,143
Thereafter	140,556
Total	$417,621

8.     Shareholder Promissory Notes

As of both March 31, 2023 and December 31, 2022, the Company had an outstanding principal balance of $825,000 due to shareholders under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature at various dates from August 2023 to December 2024 as follows: August 2023 - $500,000; January 2024 - $125,000; and December 2024 - $200,000.

Interest paid to the shareholders under the Notes totaled $20,627 and $20,627 during the three months ended March 31, 2023 and March 31, 2022, respectively. There was no accrued interest as of March 31, 2023 or December 31, 2022 related to these Notes.

9.    Commitments and Contingencies

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

In the first quarter of 2021, the Company entered into a long-term, non-cancelable operating lease agreement for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $1,268,089, representing the present value of the lease payments discounted using an effective interest rate of 7.47% and a corresponding right-of-use asset of $1,268,089. The lease expires in January 2028 and contains one three-year option to renew. The lease is guaranteed by the a co-founder.

The Company has two other leases—one that expired in January 2023 and one that expires in February 2025. The leases generally provide for annual increases based on a fixed amount and generally require the Company to pay real estate taxes, insurance, and repairs. Both leases are guaranteed by the a co-founder.

The following is a summary of total lease costs during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$188,029	$164,360
Short-term lease costs	150	1,838
Variable lease costs	—	—
Sublease income	(18,596)	(48,599)
	$169,583	$117,599

The weighted-average remaining lease term was 5.25 years and 5.49 years as of March 31, 2023 and December 31, 2022, respectively. The weighted average discount rate was 8.49% and 8.48%, as of March 31, 2023 and December 31, 2022, respectively. Operating cash flows from the operating leases totaled $92,107 and $93,756 for the three months ended March 31, 2023 and 2022, respectively.

The total lease liability as of March 31, 2023 and December 31, 2022 was $3,113,919 and $3,220,019, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2023, for years ending March 31:

Total
2024	$721,358
2025	737,560
2026	717,328
2027	722,542
2028	655,027
Thereafter	337,708
Total future minimum lease payments	$3,891,523
Less imputed interest	$(777,604)
Total	$3,113,919

Current lease liability	$475,738
Noncurrent lease liability	2,638,181
Total	$3,113,919

Subleases

The Company subleases office and warehouse space under three of its existing operating leases with similar terms as the Company’s lease agreements. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $20,161 and $36,113 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, deferred income and a sublease deposit totaled $4,445 and $14,168, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The following are the total future minimum sublease payments as of March 31, 2023:

Twelve months ending March 31,
2024	$41,864
2025	39,428
Total future minimum lease payments	$81,292

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

On November 22, 2022, Expion360 Inc. (the “Company”) received notice of a complaint (the “Complaint”) filed against it in Oregon state court by Ravi Sinha. The Complaint alleges, inter alia, that Mr. Sinha is entitled to 282,284 shares of the Company’s common stock, or in the alternative, $300,000 plus interest in connection with services he previously rendered the Company as its chief executive officer. On March 21, 2023, the Company entered into a settlement agreement with Mr. Sinha and the matter has been resolved with cash and the issuance of common stock (see Note 10 – Stockholders’ Equity).

10.    Stockholders Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 31, 2023, at the closing price of $4.84 per share, the Company issued 52,000 shares of common stock as part of the settlement agreement with Mr. Sinha dated March 21, 2023. As of March 31, 2023 and December 31, 2022, 6,900,566 and 6,802,464 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

During the period ending March 31, 2023, 15,000 warrants exercisable at $3.32 per share were exercised on a cash basis which resulted in the issuance of 15,000 shares of common stock. This leaves 544,431 warrants remaining with an exercise price of $3.32.

During the period ending March 31, 2023, 73,000 warrants exercisable at $2.90 per share were exercised using the cashless conversion option which resulted in the issuance of 31,102 shares of common stock. This leaves 78,000 warrants remaining with an exercise price of $2.90.

As of March 31, 2023 and December 31, 2022, a total of 770,436 and 858,436 warrants were issued and outstanding, respectively. As of March 31, 2023 and December 31, 2022, a total of 30,000 options, which were not issued under a specified plan, were outstanding. As of March 31, 2023, below is a summary of the various warrants/options issued and outstanding:

Number of warrants/non-plan options	Exercise Price	Weighted Average Remaining Life (Yrs)
544,431	$3.32	8.65
78,000	$2.90	1.61
30,000	$3.32	1.61
148,005	$9.10	4.00
800,436

Stock Option Plans

As of March 31, 2023, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan, both of which are described below and became effective upon the initial public offering. On May 2, 2022, the Company granted 829,500 options under the 2021 Incentive Award Plan. No shares have been issued to date under the 2021 Employee Stock Purchase Plan. The compensation cost that has been charged against operations was $2,114,529 for the year ended December 31, 2022.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the plan is subject to limits and is adjusted annually. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. As of March 31, 2023, the aggregate number of shares that can be issued under the Plan is 1,199,623 of which 829,500 have been granted. The number of shares granted, the exercise price, and the terms will be determined at date of grant; however, the exercise price shall not be less than 100% of the fair value on the grant date (110% for options granted to greater than 10% shareholders) and the term shall not exceed ten years.

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

The Company has computed the fair value of all options granted during the year ended December 31, 2022 using the following assumptions:

Expected volatility	109.48% - 113.32%
Expected dividends	None
Expected term (in years)	2.5 – 5.01
Risk free rate	2.83% – 3.01%

The Company did not grant any options during the three months ending March 31, 2023.

The following table summarizes the Company’s stock option activity under the 2021 Incentive Plan:

(in thousands except number of options and per options data)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at beginning of period	—	$—	—	—
Granted	829,500	3.43	—	1,173,130
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	829,500	$3.43	8.01	$1,173,130
Exercisable at end of period	829,500	$3.43	8.01	$1,173,130

(1)	The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2023 is $1,173,130, as all options are in the money.

The weighted-average grant-date fair value of the options granted during the three months ended March 31, 2023 to employees and non-employees was $1,847,193 and $267,336, respectively. All options were immediately vested and there was no unrecognized compensation expense as of March 31, 2023.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of March 31, 2023:

Exercise of warrants	770,436
Exercise of options unrelated to any Plan	30,000
Exercise of stock options – 2021 Incentive Award Plan	829,500
Total shares of common stock reserved for future issuances	1,629,936

11.    Income Taxes

The Company has incurred losses and consequently recorded no provision for state or federal income taxes for the three months ended March 31, 2023. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of March 31, 2023 and December 31, 2022, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate. For the three months ended March 31, 2023 and 2022, the Company incurred a provision for state franchise fees of $0 and $150, respectively.

12.    401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

13.    Related Party Transactions

As of March 31, 2023 and December 31, 2022, related party transactions consisted of Shareholder Promissory Notes (see Note 8 – Shareholder Promissory Notes).

14.    Subsequent Events

The date to which events occurring after March 31, 2023, the date of the most recent Balance Sheets, have been evaluated for possible adjustment to the financial statements or disclosures is May 10, 2023, which is the date the financial statements were issued.

In April 2023, the Company had 22,606 cashless warrants exercised resulting in 10,151 additional shares of common stock issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as our audited financial statements and related notes for the fiscal years ended December 31, 2022 and 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Form 10-K”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Item 1A “Risk Factors” of Part II Other Information and “Cautionary Notice Regarding Forward-Looking Statements” below. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this section may not sum due to rounding.

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

Our corporate headquarters are based in Redmond, Oregon, with assembly in the United States and suppliers based in Asia and Europe. We are currently in the process of building out manufacturing capacity at our corporate headquarters. Our long-term target is to onshore the manufacturing of most of our components and assemblies, including cell manufacturing, to the United States.

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

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed-oriented design and engineering and strong case materials and internal and structural layouts and are backed by responsive customer service.

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

Battery Pack Flexibility

Our battery packs are also highly flexible, designed to be moved and used in various applications seamlessly. We plan to onshore our semi-automated pack assembly in Redmond, Oregon. The initial equipment has arrived and subject to market conditions, we are working on the setup and development of additional equipment to automate the line. This should allow us to use a more flexible approach to forming and creating new battery packs. By onshoring, we expect to be able to react to market demands at a much quicker pace and increase profit levels over our competition.

Long-time RV and Marine Industry Experience and Relationship

Expion360 is managed by a team with a strong track record in the RV and clean energy spaces. John Yozamp, Co-Founder of Expion360, pioneered multiple new recreational concepts in the RV industry. As the founder and previous owner of Zamp Solar, he has extensive relationships in the RV OEM industry. In addition, our co-founders own significant equity in the Company, signaling a strong commitment and personal investment.

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

Strong National Retail Customers and Distribution Channels

Expion360 has sales relationships with many major RV retailers and with marine retailers and plans to use what we believe is a strong reputation in the lithium battery space to create an even stronger distribution channel. The Company’s Co-Founder, John Yozamp, has used his decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space. Expion360 has already established a sales relationship with several large retail customers, including Camping World, a leading national RV retailer, as well as NTP-STAG, a leading distributor of aftermarket RV parts.

RECENT DEVELOPMENTS AND TRENDS

Warrant Exercises

In April 2023, holders of 22,606 warrants previously issued by the Company with an exercise price of $3.32 exercised their warrants on a cashless basis, which resulted in the issuance of an additional 10,151 shares of the Company’s common stock. As of the date of this Quarterly Report on Form 10-Q, the Company had 747,830 outstanding warrants.

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

Research and Development

We anticipate that additional investments in our infrastructure and research and development spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our service, and to expand into new geographic areas and market segments.

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

 Interest and Other Income, net

 Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 10.0% and amortization of debt issuance costs. As of March 31, 2023, all debt issuance costs have been fully amortized.

Provision for Income Taxes

The Company is subject to corporate federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of March 31, 2023 or December 31, 2022.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet at March 31, 2023 or December 31, 2022 and did not recognize interest and/or penalties in the statement of operations for the years ended March 31, 2023 and 2022, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales:

For the Three Months Ended:	March 31, 2023		March 31, 2022
	$	% of Net sales	$	% of Net sales
Net sales	$1,507,177	100.0%	$2,155,345	100.0%
Cost of sales	1,063,730	70.6	1,293,490	60.0
Gross profit	443,447	29.4	861,855	40.0
Selling, general, and administrative expenses	2,120,894	140.7	1,196,376	55.5
Loss from operations	(1,677,447)	(111.3)	(334,521)	(15.5)
Other expense - net	(299,831)	(19.9)	(362,182)	(16.8)
Loss before income taxes	(1,977,278)	(131.2)	(696,703)	(32.3)
Net loss	(1,977,278)	(131.2)	(696,853)	(32.3)

Sales, net

Sales, net for the three months ended March 31, 2023 decreased by $648,000, or 30.1%, compared to the three months ended March 31, 2022. Sales were $2.2 million for the three months ended March 31, 2022 and $1.5 million for the three months ended March 31, 2023. The year over year decrease was primarily attributable to a large initial stocking order for one of our resellers that was placed in 2022.

Cost of Sales

 Total cost of sales for the three months ended March 31, 2023 decreased by $230,000, or 17.8%, compared to the three months ended March 31, 2022. Cost of sales were $1.3 million for the three months ended March 31, 2022 and $1.1 million for the three months ended March 31, 2023. Cost of sales as a percentage of sales increased by 10.6% in that period. The percentage increase in cost of sales was primarily related to increases in fixed facilities costs and labor, changes in product mix related to sales, discount levels related to specific customer groups, and supplier and shipping costs, which the Company is currently monitoring.

 Gross Profit

 Our gross profit for the three months ended March 31, 2023 decreased by $418,000, or 17.8%, compared to the three months ended March 31, 2022. Gross profit was $862,000 for the three months ended March 31, 2022 and $443,000 for the three months ended March 31, 2023. Gross profit as a percentage of sales decreased by 10.6% for that period, from 40.0% for the three months ended March 31, 2022 to 29.4% for the three months ended March 31, 2023. The decrease in gross profit for the three months ended March 31, 2023 was primarily attributable to increases in fixed facilities costs and labor, changes in product mix related to sales, discount levels related to specific customer groups, and supplier and shipping costs, which the Company is currently monitoring.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses increased by $925,000, or 77.3%, to $2.1 million for the three months ended March 31, 2023 compared to $1.2 million for the three months ended March 31, 2022, primarily due to legal and professional costs related to changes in management, enhancement of key legal documents, litigation expenses, and payment of key advisory services. The most substantial increases were in legal and professional services, salaries and benefits, and research and development.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended 3/31/23	Three Months Ended 3/31/22
Salaries and benefits	$780,259	$626,363
Legal and professional	703,584	106,568
Sales and marketing	155,159	160,038
Rents, maintenance, utilities	149,653	133,004
Research and development	77,180	5,316
Travel expenses	69,484	36,648
Software, fees, tech support	49,086	38,924
Depreciation	40,527	27,434
Insurance	31,866	19,587
Supplies, office	24,401	30,891
Other	39,695	11,603
Total	$2,120,894	$1,196,376

Other Expense

Our other expense for the three months ended March 31, 2023 and 2022 was $300,000 and $362,000, respectively. Other expense for the three months ended March 31, 2023 was made up almost entirely of settlement expense. Other expense for the three months ended March 31, 2022 was primarily attributable to interest expense of debt obligations and the amortization of debt discount.

During the three months ended March 31, 2023 and 2022, non-cash amortization of debt discount totaled $0 and $215,000, respectively. Interest expense attributable to debt obligations totaled $38,000 and $148,000 during the three months ended March 31, 2023 and 2022, respectively. In April 2022, with the use of proceeds from the IPO, the Company paid off approximately $2.46 million in debt with interest rates ranging from 10 to 15%.

Net Loss

Our net loss for the three months ended March 31, 2023 and 2022 was $2.0 million and $697,000, respectively. The increase in net loss was primarily the result of increased selling, general, and administrative expenses as we incurred higher legal and professional costs. Additionally, for the period ended March 31, 2023, the Company recognized $251,680 in non-cash stock-based settlement expenses, compared to $0 for the period ended March 31, 2022. See Item 1 “Legal Proceedings” of Part II Other Information.

LIQUIDITY AND CAPITAL RESOURCES

 Overview

 Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of March 31, 2023 and December 31, 2022, our current assets exceeded current liabilities by $8.9 million and $10.8 million, respectively, and we had cash and cash equivalents of $5.7 million and $7.2 million, respectively. On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds.

 We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion.

 As of March 31, 2023, we expect our short-term liquidity requirements to include (a) approximately $379,000 of capital additions; (b) principal debt payments totaling approximately $679,000; and (c) lease obligation payments of approximately $721,000, including imputed interest.

 We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for eighteen months.

 The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. The Company expects to continue to incur additional losses for the foreseeable future, and the Company may need to raise additional debt or equity financing to expand its presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. For the year ended December 31, 2022 and the three months ended March 31, 2023, the Company sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the period ended March 31, 2023 are issued. However, management is working to address its cash flow challenges, including raising additional capital, alternative supply chain resources, and in-house assembly lines. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A, “Risk Factors” of our 2022 From 10-K.

Financing Obligations

On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt.

As of March 31, 2023, the Company’s long-term debt totaled $418,000, comprised of $149,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $241,000 outstanding under vehicle financing arrangements, and an equipment loan for $9,000. In January 2023, the Company repaid a vehicle loan with an interest rate of 11.21% in the amount of $89,360 which included principal, interest, and fees. In addition, as of March 31, 2023, the Company had outstanding shareholder loans totaling $825,000.

Shareholder Promissory Notes

Unsecured promissory notes due to shareholders had an outstanding principal balance of $825,000 as of March 31, 2023. The unsecured promissory notes require monthly interest-only payments at 10% per annum and mature at various dates from August 2023 to December 2024. See Note 8 – Shareholder Promissory Notes of our unaudited interim financial statements and related notes for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report for more information about the unsecured promissory notes.

Vehicle Financing Arrangements

As of March 31, 2023, the Company has six notes payable to GM Financial for vehicles. In addition, the commercial line secured in April 2022 for $300,000 was renewed in April 2023 and increased to $350,000. This commercial line may be used to finance vehicle purchases and expires in April 2024. The notes are payable in aggregate monthly installments of $4,679, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder of the Company.

Cash Flows

 The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

Net cash provided by / (used in) operating activities	$(1,422,702)	$506,428
Net cash used in investing activities	$(9,280)	$(32,938)
Net cash used in financing activities	$(43,067)	$(447,379)

Cash flows used in operating activities

 Our largest source of operating cash is cash collection from sales of our products. Our primary use of cash in operating activities are for increases in inventory purchases, legal and professional services, increased marketing, and research and development. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sales of common stock.

We generated negative cash flows from operating activities of $1.4 million for the three months ended March 31, 2023, compared to positive cash flows of $506,000 for the corresponding period in 2022. Factors affecting operating cash flows during the periods included:

·	For the three months ended March 31, 2023, our loss of $2.0 million was reduced by non-cash transactions including a stock-based settlement of $252,000 and depreciation of $48,000. For three months ended March 31, 2022, our loss of $697,000 was adjusted and reduced by non-cash transactions including amortization of debt discount on convertible notes of $215,000 and depreciation of $29,000.

·	Cash provided/(used) by accounts receivable was ($312,000) and $196,000 for the three months ended March 31, 2023 and 2022, respectively, representing an increase in accounts receivable for the three months ended March 31, 2023 and a decrease in accounts receivable for the three months ended March 31, 2022. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing where a few large orders were placed and had open balances at a given date.

·	Cash used by accounts payable was $896,000 and $279,000 for the three months ended March 31, 2023 and 2022, respectively, representing an increase in accounts payable for both three-month periods. These changes are mainly due to orders shipping from our suppliers in China, where pre-payments had been made but final payments were still pending.

·	Other significant changes include an increase in customer deposits of $209,000 during the three months ended March 31, 2023, representing deposits for custom orders placed in early 2023 for orders that will be shipped and invoiced throughout 2023.

·	Cash used for inventory and prepaid inventories increased by $483,000 and decreased by $535,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in 2023 is primarily due to timing of significant purchases and prepayments of inventory to Chinese suppliers. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required. The decrease in 2022 was primarily due to the Company placing limited orders in the lead-up to the IPO, which took place in April, 2022.

Cash flows used in investing activities

We used cash in investing activities of $9,000 and $33,000 for the three months ended March 31, 2023 and 2022, respectively. Purchases in 2023 were for improvements of existing vehicles and purchases in 2022 were for capital purchases of property and equipment related to expanding and improving our facilities and infrastructure. We anticipate that we will spend up to $379,000 in 2023 as we continue to automate our new assembly line and enhance our quality control measures.

 Cash flows provided by financing activities

Cash used in financing activities was $43,000 and $447,000 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, we paid down debt principal of $93,000, which was offset by net cash proceeds of $50,000 from the exercise of warrants. For the three months ended March 31, 2022, we had an increase in deferred IPO costs of $424,000, paid down debt principal of $12,000, and paid on liability for sale of future revenues of $12,000.

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of March 31, 2023, the Company had $3.1 million in long-term operating lease liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The above discussion and analysis of our financial condition and results of operations is based upon our financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 2 of the accompanying unaudited interim financial statements. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest number of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the financial statements.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of March 31, 2023 and December 31, 2022, the Company had inventory that consisted of finished assemblies totaling $2,153,057 and $2,722,765, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,773,509 and $1,807,371, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

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

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $9,532 and $4,151 during the three months ended March 31, 2023 and 2022, respectively. Shipping and handling costs for shipping product to customers totaled $43,208 and $38,724 during the three months ended March 31, 2023 and 2022, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $77,180 and $5,316 for the three months ended March 31, 2023 and 2022, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of March 31, 2023 and December 31, 2022, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on its financial statements in 2023 and beyond.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

·	We operate in an extremely competitive industry and are subject to pricing pressures.
·	We have a history of losses and our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

·	Our business and future growth depends on the needs and success of our customers, and we have substantial customer concentration.
·	We may not be able to successfully manage our growth.
·	We may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”) as well as uncertainty in global economic conditions.
·	We may fail to expand our sales and distribution channels and our ability to expend into international markets is uncertain.
·	Nearly all of our raw materials enter the United States through a limited number of ports, and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.
·	Government reviews, inquiries, investigations, and actions could harm our business or reputation.
·	We are dependent on third-party manufacturers and suppliers, including suppliers located outside the United States, and our operating results could be adversely affected by changes in the cost and availability of raw materials as well as increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts.
·	We rely on two warehouse facilities and if any of our facilities becomes inoperable for any reason or if our expansion plans fail, our ability to produce our products could be negatively impacted.
·	Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.
·	We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.
·	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
·	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.
·	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
·	Quality problems with our products could harm our reputation and erode our competitive position.
·	Our ability to raise capital in the future may be limited and our stockholders may be diluted by future securities offerings.
·	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
·	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.
·	Such other factors as discussed in Item 1A “Risk Factors” of our 2022 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our Company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

On November 22, 2022, Expion360 Inc. received notice of a complaint (the “Complaint”) filed against it in Oregon state court by Ravi Sinha. The Complaint alleges, inter alia, that Mr. Sinha is entitled to 282,284 shares of the Company’s common stock, or in the alternative, $300,000 plus interest, in connection with services he previously rendered the Company as its chief executive officer. On March 21, 2023, the Company entered into a settlement agreement with Mr. Sinha and the matter has been resolved with cash and the issuance of common stock.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Item 1A, "Risk Factors" in our 2022 Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2023, holders of 73,000 warrants previously issued by the Company on November 9, 2021 in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) with an exercise price of $2.90 exercised their warrants on a cashless basis, which resulted in the issuance of an additional 31,102 shares of the Company’s common stock. During the same period, holders of 15,000 warrants previously issued by the Company on November 22, 2021 in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act with an exercise price of $3.32 exercised their warrants by paying the exercise price, which resulted in the issuance of an additional 15,000 shares of common stock and the receipt by the Company of $49,800.

On March 31, 2023, at the closing price of $4.84 per share, the Company issued 52,000 shares of common stock in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act as part of the settlement agreement with Ravi Sinha dated March 21, 2023. See Item 1 “Legal Proceedings” of Part II Other Information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021	S-1	3.1	3/31/2022
3.2	Bylaws of the Company currently in effect	S-1	3.2	3/31/2022
4.1	Form of the Company’s common stock certificate	S-1	4.1	3/31/2022
4.2	Form of Underwriters Warrant	S-1	4.4	3/31/2022
4.3	Form of Senior Secured Note issued to bridge loan investors	S-1	4.5	3/31/2022
4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	-	-	-
10.11†	Amended and Restated Employment Agreement between John Yozamp and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023

10.12†	Amended and Restated Employment Agreement between Brian Schaffner and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.13†	Amended and Restated Employment Agreement between Paul Shoun and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.14†	Amended and Restated Employment Agreement between Greg Aydelott and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

†	Indicates a management contract or compensatory plan or arrangement.
#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2023	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Greg Aydelott
Greg Aydelott
Chief Financial Officer