Form 10-Q
period 2023-06-30
Expion360 Inc.
filed 2023-08-10
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of August 9, 2023
Common Stock, $.001 par	6,910,717

TABLE OF CONTENTS

Contents

PART I - FINANCIAL INFORMATION	5
ITEM 1. FINANCIAL STATEMENTS	5
1. Organization and Nature of Operations	11
2. Summary of Significant Accounting Policies	11
3. Property and Equipment, Net	19
4. Accrued Expenses and Other Current Liabilities	19
5. Liabilities for Sale of Future Revenues	19
6. Short-Term Revolving Loans	20
7. Long-Term Debt	20
8. Stockholder Promissory Notes	21
9. Commitments and Contingencies	22
10. Stockholders’ Equity	24
11. Income Taxes	26
12. 401(k) Plan	27
13. Related Party Transactions	27
14. Subsequent Events	27
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	28
OVERVIEW	28
COMPETITIVE STRENGTHS	29
RECENT DEVELOPMENTS AND TRENDS	29
KEY LINE ITEMS	30
RESULTS OF OPERATIONS	33
LIQUIDITY AND CAPITAL RESOURCES	36
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	38
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS	40
NOTICE REGARDING TRADEMARKS	42
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 4. CONTROLS AND PROCEDURES	42
PART II - OTHER INFORMATION	43
ITEM 1. LEGAL PROCEEDINGS	43

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,596,243	$7,201,244
Accounts receivable, net	409,196	298,035
Inventory	4,967,325	4,530,136
Prepaid/in-transit inventory	160,854	141,611
Prepaid expenses and other current assets	183,970	171,791
Total current assets	9,317,588	12,342,817

Property and equipment	1,378,398	1,394,619
Accumulated depreciation	(343,772)	(250,861)
Property and equipment, net	1,034,626	1,143,758

Other Assets
Operating leases – right-of-use asset	2,913,768	3,148,455
Deposits	66,696	63,901
Total other assets	2,980,464	3,212,356
Total assets	$13,332,678	$16,698,931

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$219,491	$230,250
Customer deposits	156,938	58
Accrued expenses and other current liabilities	305,575	306,164
Current portion of operating lease liability	491,070	465,055
Current portion of stockholder promissory notes	125,000	500,000
Current portion of long-term debt	49,290	71,426
Total current liabilities	1,347,364	1,572,953

Long-term debt, net of current portion and discount	324,220	439,049
Operating lease liability, net of current portion	2,508,738	2,754,964
Stockholder promissory notes, net of current portion	700,000	325,000
Total liabilities	$4,880,322	$5,091,966

(continued on next page)

Expion360 Inc.

Balance Sheets – Continued

	June 30, 2023 (unaudited)	December 31, 2022
Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 6,910,717 and 6,802,464 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6,911	6,802
Additional paid-in capital	25,541,002	25,239,654
Accumulated deficit	(17,095,557)	(13,639,491)
Total stockholders’ equity	8,452,356	11,606,965
Total liabilities and stockholders’ equity	$13,332,678	$16,698,931

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Sales, net	$1,725,123	$2,202,720	$3,232,300	$4,358,064
Cost of sales	1,270,724	1,496,394	2,334,454	2,789,884
Gross profit	454,399	706,326	897,846	1,568,180
Selling, general and administrative	1,951,664	3,621,572	4,072,559	4,817,948
Loss from operations	(1,497,265)	(2,915,246)	(3,174,713)	(3,249,768)

Other (Income) / Expense
Interest income	(47,764)	(94)	(67,897)	(94)
Interest expense	26,399	1,175,719	64,576	1,537,832
Loss on sale of property & equipment	3,426	—	3,426	—
Settlement expense	—	—	281,680	—
Other (income) / expense	(500)	15	(394)	83
Total other (income) / expense	(18,439)	1,175,640	281,391	1,537,821
Loss before taxes	(1,478,826)	(4,090,886)	(3,456,104)	(4,787,589)

Franchise taxes / (refund)	(38)	150	(38)	300
Net loss	$(1,478,788)	$(4,091,036)	$(3,456,066)	$(4,787,889)

Net loss per share (basic and diluted)	$(0.21)	$(0.62)	$(0.50)	$(0.88)
Weighted-average number of common shares outstanding	6,910,491	6,638,825	6,862,747	5,469,413

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Six Months ended June 30, 2023 and 2022 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stock-holders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	4,300,000	$4,300	$8,355,140	$(6,102,951)	$2,256,489
Net loss	—	—	—	(696,853)	(696,853)
Balance at March 31, 2022	4,300,000	$4,300	$8,355,140	$(6,799,804)	$1,559,636
Issuance of shares, net of issuance costs	2,466,750	2,466	14,770,021	—	14,772,487
Issuance of shares in exchange for IPO services	35,714	36	-36	—	—
Issuance of stock options	—	—	2,114,529	—	2,114,529
Net loss	—	—	—	(4,091,036)	(4,091,036)
Balance at June 30, 2022	6,802,464	$6,802	$25,239,654	$(10,890,840)	$14,355,616
Balance at December 31, 2022	6,802,464	$6,802	$25,239,654	$(13,639,491)	$11,606,965
Proceeds received from exercise of warrants	46,102	47	49,740	—	49,787
Stock issued as a result of litigation settlement	52,000	52	251,628	—	251,680
Net loss	—	—	—	(1,977,278)	(1,977,278)
Balance at March 31, 2023	6,900,566	$6,901	$25,541,022	$(15,616,769)	$9,931,154
Exercise of warrants	10,151	10	(20)	—	(10)
Net loss	—	—	—	(1,478,788)	(1,478,788)
Balance at June 30, 2023	6,910,717	$6,911	$25,541,002	$(17,095,557)	$8,452,356

The accompanying notes are an integral part of these financial statements

Expion360 Inc.
Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(3,456,066)	$(4,787,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	101,992	67,306
Amortization of debt discount (sale of future revenues)	—	295
Amortization of debt discount - notes	—	1,196,843
Loss on sale of property and equipment	3,426	—
Increase / (Decrease) in allowance for doubtful accounts	(18,804)	19,604
Stock-based settlement	251,680	—
Stock-based compensation	—	2,114,529
Changes in operating assets and liabilities:
Increase in accounts receivable	(92,359)	(44,721)
Increase in inventory	(437,190)	(706,277)
Increase in prepaid/in-transit inventory	(19,243)	(285,994)
Increase in prepaid expenses and other current assets	(12,178)	(66,852)
Increase in deposits	(2,795)	(160,694)
Decrease in accounts payable	(10,759)	(27,131)
Increase / (Decrease) in customer deposits	156,881	(187,539)
Increase / (Decrease) in accrued expenses and other current liabilities	(589)	120,971
Increase in right-of-use assets and lease liabilities	14,477	19,621
Net cash used in operating activities	(3,521,527)	(2,727,928)
Cash flows from investing activities
Purchases of property and equipment	(34,250)	(138,674)
Net proceeds from sale of property and equipment	37,964	—
Net cash provided by / (used in) investing activities	3,714	(138,674)
Cash flows from financing activities
Payments on line-of-credit and short-term revolving loans	—	(550,000)
Payments on liability for sale of future revenues	—	(11,797)
Principal payments on long-term debt	(136,965)	(1,726,850)
Net proceeds from exercise of warrants	49,777	—
Net proceeds from issuance of common stock	—	14,772,487
Net cash provided by / (used in) financing activities	(87,188)	12,483,840
Net change in cash and cash equivalents	(3,605,001)	9,617,238
Cash and cash equivalents, beginning	7,201,244	773,238
Cash and cash equivalents, ending	$3,596,243	$10,390,476

Expion360 Inc.

Statements of Cash Flows (Unaudited) - Continued

	For the Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2023	2022
Cash paid for interest	$64,798	$360,067
Cash paid / (refunded) for franchise taxes	$(39)	$300
Non-cash financing activities:
Acquisition/modification of operating lease right-of-use asset and lease liability	$(13,993)	$2,348,509
Purchases of property and equipment in exchange for long-term debt	$—	$181,430
Purchased of property and equipment in exchange for short-term payable	$—	$170,863

The accompanying notes are an integral part of these financial statements

1.    Organization and Nature of Operations

Expion360 Inc. (formerly Yozamp Products Company, LLC dba Expion360) (“the Company”) was incorporated in the state of Nevada in November 2021. Effective November 1, 2021, the Company converted to a C corporation. Prior to conversion, the Company was a limited liability company (LLC) with an indefinite life organized in the State of Oregon in June 2016. The LLC elected to be treated as a Subchapter S corporation effective January 1, 2017. Net profits and losses of the LLC and all distributions were allocated among the members in proportion to the ownership units held. The Original LLC Agreement was amended and restated on January 1, 2021 to add additional members and a non-voting class of member units. Upon conversion to a C corporation, all existing LLC members at the time of conversion were issued shares of common stock and became stockholders of the Company.

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

Operating results for the three- and six-month periods ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

Unless otherwise noted, all references to shares and stockholders in the accompanying financial statements have been restated retrospectively, to reflect the equity structure of the C corporation as of the beginning of the first period presented.

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

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the three and six month periods ended June 30, 2023 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and continuing to develop in-house assembly lines.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s sales for the three months ended June 30, 2023 decreased 21.7% and sales for the six months ended June 30, 2023 decreased 25.8% compared to the same periods in 2022. For the six months ended June 30, 2023, we received net proceeds of $49,777 from warrant exercises. On April 1, 2022, the Company completed an initial public offering and listing of its shares on the Nasdaq Stock Market (IPO). Proceeds from the IPO, net of costs, totaled $14,772,487, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt. The remaining proceeds have thus far and will continue to be used, in part, to stock inventory to keep up with demand and to build in-house assembly lines to improve the cash-flow cycle and help reduce the four-month turnaround that the Company currently experiences from suppliers in China. In the first half of 2022, a distribution warehouse was set up in Indiana to better service customers throughout the U.S. and an assembly facility was leased in Redmond, Oregon for future expansion of the in-house assembly lines. Additionally, management has secured a secondary source for lithium iron phosphate cells used in its batteries that is based in Denmark, should supply disruption issues with China arise. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

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

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of US Treasury-related ultra-short paper. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of June 30, 2023, cash balances exceeded FDIC limits by $624,952 and investment accounts totaling $2,567,798 are invested in US Treasury-related ultra-short paper.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three months ended June 30, 2023 and 2022, the Company wrote off $0 and $19,604, respectively. For the six months ended June 30, 2023 and 2022, the Company received $800 against bad debt expense and wrote off $19,604, respectively. There was no allowance for doubtful accounts as of June 30, 2023 or December 31, 2022, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of June 30, 2023 and December 31, 2022, the Company had customer deposits totaling $156,938 and $58, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of June 30, 2023 and December 31, 2022, the Company had inventory that consisted of finished assemblies totaling $2,342,945 and $2,722,765, respectively, and raw materials (inventory components, parts, and packaging) totaling $2,624,380 and $1,807,371, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of June 30, 2023 or December 31, 2022. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $160,854 and $141,611 at June 30, 2023 and December 31, 2022, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended June 30, 2023 and 2022, respectively, approximately 74% and 96%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. During the six months ended June 30, 2023 and 2022, respectively, approximately 80% and 91%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Office furniture and equipment	3 - 7 years
Manufacturing equipment	3 - 10 years
Warehouse equipment	3 - 10 years
Tooling and molds	3 - 10 years
QA equipment	3 - 10 years

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three or six months ended June 30, 2023 or 2022.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of June 30, 2023 and December 31, 2022 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of liability for product liability claims will change in the near term.

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

During the three months ended June 30, 2023, sales to two customers totaled $504,334, comprising approximately 30% of total sales. These customers represented 29% of total accounts receivable as of June 30, 2023. During the six months ended June 30, 2023, sales to two customers totaled $708,042, comprising approximately 22% of total sales. These customers represented 29% of total accounts receivable as of June 30, 2023. Accounts receivable from one additional customer totaled $63,388, representing approximately 16% of accounts receivable as of June 30, 2023.

During the three months ended June 30, 2022, sales to two customers totaled $672,180, comprising approximately 31% of total sales. These customers represented 46% of total accounts receivable as of June 30, 2022. During the six months ended June 30, 2022, sales to one customer totaled $1,218,581, comprising approximately 28% of total sales. This customer represented 35% of total accounts receivable as of June 30, 2022. Accounts receivable from two additional customers totaled $202,717, representing approximately 25% of accounts receivable as of June 30, 2022.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $15,365 and $7,230 during the three months ended June 30, 2023 and 2022, respectively, and $24,898 and $11,381 during the six months ended June 30, 2023 and 2022, respectively. Shipping and handling costs for shipping product to customers totaled $48,549 and $43,934 during the three months ended June 30, 2023 and 2022, respectively, and $91,757 and $82,658 during the six months ended June 30, 2023 and 2022, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $297,673 and $151,701 for the three months ended June 30, 2023 and 2022, respectively and $452,832 and $311,738 for the six months ended June 30, 2023 and 2022, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

 Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $94,078 and $107,058 for the three months ended June 30, 2023 and 2022, respectively, and $171,258 and $112,375 for the six months ended June 30, 2023 and 2022, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of June 30, 2023 and December 31, 2022, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, short-term revolving loans, stockholder promissory notes, and long-term debt. The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term revolving loans approximates their respective carrying values because of the short-term nature of those instruments. The fair value of the stockholder promissory notes, convertible notes, and long-term debt approximates their respective carrying values because the interest rate approximates market rates available to the Company for similar obligations with the same maturities.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(1,478,788)	$(4,091,036)	$(3,456,066)	$(4,787,889)
Weighted average common shares outstanding – basic and diluted	6,910,491	6,638,825	6,862,747	5,469,413
Basic and diluted net loss per share	$(0.21)	$(0.62)	$(0.50)	$(0.88)

As of June 30, 2023 and December 31, 2022, the Company has outstanding warrants and options convertible into 1,607,330 and 1,717,936 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

As of:	June 30, 2023	December 31, 2022
Stock options	829,500	829,500
Warrants	777,830	888,436
	1,607,330	1,717,936

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

3.    Property and Equipment, Net

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022

Vehicles and transportation equipment	$551,905	$593,097
Leasehold improvements	314,819	314,819
Office furniture and equipment	188,131	188,131
Manufacturing equipment	179,274	179,274
Warehouse equipment	81,164	81,164
Tooling and Molds	37,873	15,992
QA equipment	25,232	22,142
	$1,378,398	$1,394,619

Less: accumulated depreciation	(343,772)	(250,861)
Property and equipment, net	$1,034,626	$1,143,758

Depreciation expense was $53,872 and $38,280 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $101,992 and $67,306 for the six months ended June 30, 2023 and 2022, respectively.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2023	As of December 31, 2022
Accrued salaries and payroll liabilities	$236,592	$169,337
Commissions	26,276	9,720
Rebate liability	26,015	26,015
Deferred income and deposit (sublease)	4,445	14,168
Franchise tax	3,606	400
Accrued interest	—	222
Other	8,641	86,302
Accrued expenses and other current liabilities	$305,575	$306,164

5.    Liabilities for Sale of Future Revenues

On December 8, 2020 and January 26, 2021, Reliant Funding, under two separate ACH Total Receipts Purchase Agreements (“Purchase Agreements”), purchased a 50% interest in the Company’s future revenues for a total aggregate purchase price of $250,000. Pursuant to the terms of the Purchase Agreements, the purchased percentage continued to be owned by Reliant Funding, until the Company paid the full purchased amount of $349,750. Repayment of the purchased amount was achieved through 252 daily bank account withdrawals of $1,388 through December 15, 2021 and $694 thereafter through January 26, 2022. During the three months ended June 30, 2022, the Company repaid a total of $11,797, including $295 of interest. There were no payments made in the three months ended June 30, 2023. Interest was recognized at an effective annual interest rate of approximately 71%. The Purchase Agreements were secured by substantially all of the assets of the Company. As of June 30, 2023 and December 31, 2022, the Company had no remaining liability related to the Purchase Agreements.

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

7.     Long-Term Debt

Long-term debt consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Senior secured promissory notes – various investors. Monthly payments of interest only at 10% plus deferred interest of 5% accrued monthly to be paid at maturity. A minimum of one year interest is due at maturity. Matures the earlier of (a) May 15, 2023, (b) the closing of a qualified subsequent financing or (c) the closing of a change of control. The notes are senior to all other debt and are secured by substantially all assets of the Company. The notes included detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share (see Note 10 – Stockholders’ Equity in Item 1 – Financial Statements of Part I – Financial Information). Debt issuance costs and discount totaling $1,287,160 at date of issuance were being amortized and recognized as additional interest expense over the term of the notes using the straight-line method because it was not substantially different from the effective interest rate method. We determined the expected life of the notes to be the contractual term. Interest expense related to these notes includes amortization of debt issuance costs and discount in the amount of $982,317 and $1,196,843, respectively, for the three months and six months ended June 30, 2022, respectively. The notes were paid in full in April 2022.	$—	$—
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by a co-founder.	8,096	9,825
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder.	16,815	19,364
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by a co-founder.	148,535	150,114
Note payable – individual. Monthly payments of interest only at 10% per annum, matured December 31, 2021 resulting in the entire principal balance recorded in current portion of long-term debt on the accompanying Balance Sheets for the year ending December 31, 2021; pursuant to the note, the past due balance is subject to 1% additional monthly interest which increases one percent for each month beyond maturity date, unsecured. The Company remained in compliance with the extended maturity interest payments and paid the note in full in April 2022.	—	—
Note payable – finance company. Payable in monthly installments of $994, including interest at 8.5% per annum, due July 2026, secured by a vehicle and personally guaranteed by a stockholder. The Note was paid in full September 2022.	—	—
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a co-founder. The note was paid in full January 2023.	—	79,963
Notes payable – The Company has acquired six notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expired in April 2023 but was renewed for a commercial line up to $350,000 and prevailing GM Financial existing term notes will remain. The new agreement expires in April 2024. One note was paid off when the corresponding vehicle was sold in May 2023, so there are five notes remaining at June 30, 2023. The notes are currently payable in aggregate monthly installments of $4,084, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder.	200,064	251,209
Total	$373,510	$510,475
Less current portion	(49,290)	(71,426)
Long-term debt, net of unamortized debt discount and current portion	$324,220	$439,049

Future maturities of long-term debt are as follows:

Twelve months ending June 30,
2024	$49,290
2025	52,447
2026	52,360
2027	48,780
2028	39,676
Thereafter	130,957
Total	$373,510

8.     Stockholder Promissory Notes

As of both June 30, 2023 and December 31, 2022, the Company had an outstanding principal balance of $825,000 due to stockholders under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature at various dates from January 2024 to December 2024 as follows: January 2024 - $125,000; August 2024 - $500,000 (this note would have matured at August 2023, but in June 2023, an agreement was signed extending the maturity date to August 2024); and December 2024 - $200,000.

Interest paid to the stockholders under the Notes totaled $20,627 and $13,751 during the three months ended June 30, 2023 and June 30, 2022, respectively. Interest paid to the stockholders under the Notes totaled $41,254 and $34,378 during the six months ended June 30, 2023 and June 30, 2022, respectively, with $6,876 accrued interest as of June 30, 2022. There was no accrued interest as of June 30, 2023 or December 31, 2022 related to these Notes.

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

The following is a summary of total lease costs during the three months and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$187,315	$198,794	$375,344	$363,154
Short-term lease costs	—	790	150	2,627
Variable lease costs	—	—	—	—
Sublease income	(10,440)	(24,743)	(29,036)	(73,342)
	$176,875	$174,841	$346,458	$292,439

The weighted-average remaining lease term was 5.01 years and 5.49 years as of June 30, 2023 and December 31, 2022, respectively. The weighted average discount rate was 8.48% and 8.48%, as of June 30, 2023 and December 31, 2022, respectively. Operating cash flows from the operating leases totaled $114,110 and $112,914 for the three months ended June 30, 2023 and 2022, respectively, and $206,217 and $206,670 for the six months ended June 30, 2023 and 2022, respectively.

The total lease liability as of June 30, 2023 and December 31, 2022 was $2,999,808 and $3,220,019, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2023, for years ending June 30:

Total
2024	$726,300
2025	731,575
2026	722,239
2027	713,041
2028	593,930
Thereafter	225,139
Total future minimum lease payments	$3,712,224
Less imputed interest	(712,416)
Total	$2,999,808

Current lease liability	$491,070
Noncurrent lease liability	2,508,738
Total	$2,999,808

Subleases

The Company subleases office and warehouse space under three of its existing operating leases with similar terms as the Company’s lease agreements. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $10,440 and $24,743 during the three months ended June 30, 2023 and 2022, respectively, and $29,036 and $60,856 during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, deferred income and a sublease deposit totaled $4,445 and $14,168, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The following are the total future minimum sublease payments as of June 30, 2023:

Twelve months ending June 30,
2024	$42,178
2025	28,675
Total future minimum lease payments	$70,853

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

On November 22, 2022, Expion360 Inc. (the “Company”) received notice of a complaint (the “Complaint”) filed against it in Oregon state court by Ravi Sinha. The Complaint alleges, inter alia, that Mr. Sinha is entitled to 282,284 shares of the Company’s common stock, or in the alternative, $300,000 plus interest in connection with services he previously rendered the Company as its chief executive officer. On March 21, 2023, the Company entered into a settlement agreement with Mr. Sinha and the matter has been resolved with cash and the issuance of common stock (see Note 10 – Stockholders’ Equity in Item 1 – Financial Statements of Part I – Financial Information).

10.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 31, 2023, at the closing price of $4.84 per share, the Company issued 52,000 shares of common stock as part of the settlement agreement with Mr. Sinha dated March 21, 2023. As of June 30, 2023 and December 31, 2022, 6,910,717 and 6,802,464 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

During the six months ended June 30, 2023, 15,000 warrants exercisable at $3.32 per share were exercised on a cash basis which resulted in the issuance of 15,000 shares of common stock. In addition, 22,606 warrants exercisable at $3.32 per share were exercised using the cashless conversion option, which resulted in the issuance of 10,151 shares of common stock. This leaves 521,825 warrants remaining with an exercise price of $3.32.

During the six months ended June 30, 2023, 73,000 warrants exercisable at $2.90 per share were exercised using the cashless conversion option which resulted in the issuance of 31,102 shares of common stock. This leaves 78,000 warrants remaining with an exercise price of $2.90.

As of June 30, 2023 and December 31, 2022, a total of 747,830 and 858,436 warrants were issued and outstanding, respectively. As of June 30, 2023 and December 31, 2022, a total of 30,000 options, which were not issued under a specified plan, were outstanding. As of June 30, 2023, below is a summary of the various warrants/options issued and outstanding:

Number of warrants/non-plan options	Exercise Price	Weighted Average Remaining Life (Yrs)
521,825	$3.32	8.40
78,000	$2.90	1.36
30,000	$3.32	1.36
148,005	$9.10	3.75
777,830

Stock Option Plans

As of June 30, 2023, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan, both of which are described below and became effective upon the initial public offering. On May 2, 2022, the Company granted 829,500 options under the 2021 Incentive Award Plan. No shares have been issued to date under the 2021 Employee Stock Purchase Plan. The compensation cost that has been charged against operations was $2,114,529 for the year ended December 31, 2022.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the plan is subject to limits and is adjusted annually. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. As of June 30, 2023, the aggregate number of shares that can be issued under the Plan is 1,199,623 of which 829,500 have been granted. The number of shares granted, the exercise price, and the terms will be determined at date of grant; however, the exercise price shall not be less than 100% of the fair value on the grant date (110% for options granted to greater than 10% stockholders) and the term shall not exceed ten years.

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

The Company has computed the fair value of all options granted during the year ended December 31, 2022 using the following assumptions:

Expected volatility	109.48% - 113.32%
Expected dividends	None
Expected term (in years)	2.5 – 5.01
Risk free rate	2.83% – 3.01%

The Company did not grant any options during the three or six months ending June 30, 2023.

The following table summarizes the Company’s stock option activity under the 2021 Incentive Plan:

(in thousands except number of options and per options data)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at beginning of period	829,500	$3.43	—	$1,280,965
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	829,500	$3.43	7.76	$1,280,965
Exercisable at end of period	829,500	$3.43	7.76	$1,280,965

(1)	The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2023 is $1,280,965, as all options are in the money.

During the three months ended June 30, 2023, the weighted-average grant-date fair value of the options granted to employees and non-employees was $1,847,193 and $267,336, respectively. All options were immediately vested and there was no unrecognized compensation expense as of June 30, 2023.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of June 30, 2023:

Exercise of warrants	747,830
Exercise of options unrelated to any Plan	30,000
Exercise of stock options – 2021 Incentive Award Plan	829,500
Total shares of common stock reserved for future issuances	1,607,330

11.    Income Taxes

The Company has incurred losses and consequently recorded no provision for state or federal income taxes for the three or six months ended June 30, 2023. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of June 30, 2023 and December 31, 2022, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate. For the three months ended June 30, 2023, the Company received a refund of $38 for state taxes overpaid for the 2021 tax year, and for the three months ended June 30, 2022, the Company incurred state taxes of $150. For the six months ended June 30, 2023, the Company received a refund of $38 for state taxes overpaid for the 2021 tax year, and for the six months ended June 30, 2022, the Company incurred state taxes of $300.

12.    401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

13.    Related Party Transactions

As of June 30, 2023 and December 31, 2022, related party transactions consisted of Stockholder Promissory Notes (see Note 8 – Stockholder Promissory Notes in Item 1 – Financial Statements of Part I – Financial Information).

14.    Subsequent Events

The date to which events occurring after June 30, 2023, the date of the most recent Balance Sheets, have been evaluated for possible adjustment to the financial statements or disclosures is August 9, 2023, which is the date the financial statements were issued. There were no material subsequent events that require recognition of additional disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes for the three and six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as our audited financial statements and related notes for the fiscal years ended December 31, 2022 and 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Form 10-K”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Item 1A “Risk Factors” of Part II Other Information and “Cautionary Notice Regarding Forward-Looking Statements” below. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this section may not sum due to rounding.

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

Additionally, in June 2023, Expion360 unveiled e360 SmartTalk, an innovative mobile app that allows the seamless integration and management of e360 Bluetooth enabled lithium iron phosphate (LiFePO4) batteries. The technology enables users to wirelessly monitor and manage e360 batteries, providing a view of individual battery conditions and performance as well as a comprehensive view of an entire power bank consisting of multiple e360 batteries. The 48 Volt GC2 LiFePO4 battery was also introduced in June 2023 as our first e360 SmartTalk Battery for powering electric golf carts and other light electric vehicles (LEVs).

Strong National Retail Customers and Distribution Channels

Expion360 has sales relationships with many major RV retailers and with marine retailers and plans to use what we believe is a strong reputation in the lithium battery space to create an even stronger distribution channel. The Company’s Co-Founder, John Yozamp, has used his decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space. Expion360 has already established a sales relationship with several large retail customers, including Camping World, a leading national RV retailer, as well as NTP-STAG, and Meyer Distributing, both distributors of aftermarket RV parts.

RECENT DEVELOPMENTS AND TRENDS

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

Demand from end users is affected by a number of factors which may include fuel costs, overall macroeconomic conditions, and travel restrictions (resulting from COVID-19 or otherwise). During the COVID-19 pandemic, the increased adoption of the RV lifestyle benefited battery suppliers. However, more recently we have seen a rise in fuel costs, higher interest rates, and other changes in macroeconomic conditions which have created a decrease in end user spending decisions which is affecting our markets. These conditions could have a negative effect on our business.

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

Product and Customer Mix

We sell seven models of LiFEPO4 batteries, the AURA POWERCAP, and individual or bundled accessories for battery systems. Our products are sold to different customers (i.e., dealers, wholesalers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product, will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins which could decrease our margins and therefore negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operation. As we introduce new products, we may see a change in product and sales channel mix which could result in period-to-period fluctuations in our overall gross margin.

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

 Cost of Sales

Our primary cost of sales as a percentage of sales is related to our direct product and landing costs. Direct labor costs consist of payroll costs (including taxes and benefits) of employees directly engaged in assembly activities. Per full absorption cost accounting, overhead related to our cost of sales is added, consisting primarily of warehouse rent and utilities. The costs can increase or decrease based on costs of product and assembly parts (purchased at market pricing), customer supply requirements, and the amount of labor required to assemble a product, along with the allocation of fixed overhead.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses consist primarily of salaries, benefits, and sales and marketing costs. Other costs include facility and related costs, professional fees and other legal expenses, consulting, and tax and accounting services.

 Interest and Other Income, net

 Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 10.0% and amortization of debt issuance costs. As of June 30, 2023, all debt issuance costs have been fully amortized.

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

The Company has adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of June 30, 2023 or December 31, 2022.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet at June 30, 2023 or December 31, 2022 and did not recognize interest and/or penalties in the statement of operations for the years ended June 30, 2023 and 2022, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.7	67.9	72.2	64.0
Gross profit	26.3	32.1	27.8	36.0
Selling, general, and administrative expenses	113.1	164.4	126.0	110.6
Loss from operations	(86.8)	(132.4)	(98.2)	(74.6)
Other expense — net	(1.1)	53.4	8.7	35.3
Loss before income taxes	(85.7)	(185.7)	(106.9)	(109.9)
Net loss	(85.7)	(185.7)	(106.9)	(109.9)

Sales, net

Sales, net for the three months ended June 30, 2023 decreased by $478,000, or 21.7%, compared to the three months ended June 30, 2022. Sales were $2.2 million for the three months ended June 30, 2022 and $1.7 million for the three months ended June 30, 2023.

Sales, net for the six months ended June 30, 2023 decreased by $1.1 million, or 25.8%, compared to the six months ended June 30, 2022. Sales were $4.4 million for the six months ended June 30, 2022 and $3.2 million for the six months ended June 30, 2023.

The year over year decrease was primarily attributable to a large initial stocking order for one of our resellers which was fulfilled in the first and second quarters of 2022. Additionally, the second quarter of 2022 included back orders that were fulfilled with inventory purchased with IPO proceeds.

Cost of Sales

 Total cost of sales for the three months ended June 30, 2023 decreased by $226,000, or 15.1%, compared to the three months ended June 30, 2022. Cost of sales were $1.5 million for the three months ended June 30, 2022 and $1.3 million for the three months ended June 30, 2023. Cost of sales as a percentage of sales increased by 5.7% in that period.

Total cost of sales for the six months ended June 30, 2023 decreased by $455,000, or 16.3%, compared to the six months ended June 30, 2022. Cost of sales were $2.8 million for the six months ended June 30, 2022 and $2.3 million for the six months ended June 30, 2023. Cost of sales as a percentage of sales increased by 8.2% in that period.

The percentage increase in cost of sales was primarily related to the lower sales volume resulting in lower absorption of our fixed facilities costs and labor, along with changes in product mix related to sales, discount levels related to specific customer groups, and supplier and shipping costs, which the Company is currently monitoring.

Gross Profit

 Our gross profit for the three months ended June 30, 2023 decreased by $252,000, or 35.7%, compared to the three months ended June 30, 2022. Gross profit was $706,000 for the three months ended June 30, 2022 and $454,000 for the three months ended June 30, 2023. Gross profit as a percentage of sales decreased by 5.7% for that period, from 32.0% for the three months ended June 30, 2022 to 26.3% for the three months ended June 30, 2023.

Our gross profit for the six months ended June 30, 2023 decreased by $670,000, or 42.7%, compared to the six months ended June 30, 2022. Gross profit was $1.6 million for the six months ended June 30, 2022 and $898,000 for the six months ended June 30, 2023. Gross profit as a percentage of sales decreased by 8.2% for that period, from 36.0% for the six months ended June 30, 2022 to 27.8% for the six months ended June 30, 2023.

The decrease in gross profit was primarily attributable to the lower sales volume resulting in lower absorption of our fixed facilities costs and labor, along with changes in product mix related to sales, discount levels related to specific customer groups, and supplier and shipping costs, which the Company is currently monitoring.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses decreased by $1.7 million, or 46.1%, to $2.0 million for the three months ended June 30, 2023 compared to $3.6 million for the three months ended June 30, 2022.

        Selling, general and administrative expenses decreased by $745,000, or 15.5%, to $4.1 million for the six months ended June 30, 2023 compared to $4.8 million for the six months ended June 30, 2022. The change is primarily due to a decrease in non-cash stock-based compensation of $2,114,529 which was partially offset by a $759,714 increase in legal and professional services and a $141,094 increase in sales and marketing.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Salaries and benefits	$845,479	$2,804,205	$1,625,738	$3,430,567
Legal and professional	318,661	155,964	1,022,246	262,532
Sales and marketing	297,673	151,701	452,832	311,738
Rents, maintenance, utilities	145,148	177,794	294,801	310,797
Research and development	94,078	107,058	171,258	112,375
Software, fees, tech support	56,095	37,138	105,181	76,061
Depreciation	47,919	35,459	88,447	62,893
Travel expenses	38,656	36,506	108,140	73,154
Insurance	34,676	19,813	66,542	39,401
Supplies, office	14,311	56,077	38,712	86,968
Other	58,968	39,857	98,662	51,462
Total	$1,951,664	$3,621,572	$4,072,559	$4,817,948

Other Expense

Our other (income)/expense for the three months ended June 30, 2023 and 2022 was ($18,000) and $1.18 million, respectively. Other income for the three months ended June 30, 2023 was made up almost entirely of interest income related to investments. Other expense for the three months ended June 30, 2022 was made up almost entirely of interest expense of debt obligations and the amortization of debt discount.

Our other expense for the six months ended June 30, 2023 and 2022 was $281,000 and $1.54 million, respectively. Other expense for the six months ended June 30, 2023 was made up almost entirely of settlement expense. Other expense for the six months ended June 30, 2022 was made up almost entirely of interest expense of debt obligations and the amortization of debt discount.

During the three months ended June 30, 2023 and 2022, non-cash amortization of debt discount totaled $0 and $982,317, respectively. Interest expense attributable to debt obligations totaled $26,000 and $193,000 during the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, non-cash amortization of debt discount totaled $0 and $1.20 million, respectively. Interest expense attributable to debt obligations totaled $65,000 and $341,000 during the six months ended June 30, 2023 and 2022, respectively.

In April 2022, with the use of proceeds from the IPO, the Company paid off approximately $2.46 million in debt with interest rates ranging from 10 to 15%.

Net Loss

Our net loss for the three months ended June 30, 2023 and 2022 was $1.5 million and $4.09 million, respectively. Our net loss for the six months ended June 30, 2023 and 2022 was $3.5 million and $4.79 million, respectively. The decrease in net loss was primarily the result of decreased selling, general, and administrative expenses as we incurred lower non-cash stock-based compensation and no interest expense from the amortization of debt discount. Additionally, for the period ended June 30, 2023, the Company recognized $281,680 in non-cash stock-based settlement expenses, compared to $0 for the period ended June 30, 2022. See Item 1 “Legal Proceedings” of Part II Other Information.

LIQUIDITY AND CAPITAL RESOURCES

 Overview

 Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of June 30, 2023 and December 31, 2022, our current assets exceeded current liabilities by $8.0 million and $10.8 million, respectively, and we had cash and cash equivalents of $3.6 million and $7.2 million, respectively. On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds.

 We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion.

 As of June 30, 2023, we expect our short-term liquidity requirements to include (a) approximately $379,000 of capital additions; (b) principal debt payments totaling approximately $174,000; and (c) lease obligation payments of approximately $726,000, including imputed interest.

 We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months.

 The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. The Company expects to continue to incur additional losses for the foreseeable future, and the Company may need to raise additional debt or equity financing to expand its presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. For the three and six months ended June 30, 2023 and 2022, respectively, the Company sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the period ended June 30, 2023 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and continuing to develop our in-house assembly lines. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A, “Risk Factors” of our 2022 From 10-K.

Financing Obligations

On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt.

As of June 30, 2023, the Company’s debt totaled $374,000, comprised of $149,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $200,000 outstanding under vehicle financing arrangements, and an equipment loan for $8,000. In January 2023, the Company repaid a vehicle loan with an interest rate of 11.21% in the amount of $89,360 which included principal, interest, and fees. In May 2023, the Company sold a vehicle including repayment of the related vehicle loan with an interest rate of 5.89% in the amount of $31,568 which included principal and interest. In addition, as of June 30, 2023, the Company had outstanding stockholder loans totaling $825,000.

Stockholder Promissory Notes

Unsecured promissory notes due to stockholders had an outstanding principal balance of $825,000 as of June 30, 2023. The unsecured promissory notes require monthly interest-only payments at 10% per annum and mature at various dates from January 2024 to December 2024. See Note 8 – Stockholder Promissory Notes in Item 1 – Financial Statements of Part I – Financial Information.

Vehicle Financing Arrangements

As of June 30, 2023, the Company has five notes payable to GM Financial for vehicles. In addition, the commercial line secured in April 2022 for $300,000 was renewed in April 2023 and increased to $350,000. This commercial line may be used to finance vehicle purchases and expires in April 2024. The notes are payable in aggregate monthly installments of $4,084, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder of the Company. See Note 7 – Long-Term Debt in Item 1 – Financial Statements of Part I – Financial Information.

Cash Flows

 The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash provided by / (used in) operating activities	$(3,521,527)	$(2,727,928)
Net cash provided by / (used in) investing activities	$3,714	$(138,674)
Net cash provided by / (used in) financing activities	$(87,188)	$12,483,840

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

We generated negative cash flows from operating activities of $3.5 million for the six months ended June 30, 2023, compared to negative cash flows of $2.7 million for the corresponding period in 2022. Factors affecting operating cash flows during the periods included:

·	For the six months ended June 30, 2023, our loss of $3.5 million was reduced by non-cash transactions including a stock-based settlement of $252,000 and depreciation of $102,000. For the six months ended June 30, 2022, our loss of $4.8 million was adjusted and reduced by non-cash transactions including stock-based compensation of $2.1 million and amortization of debt discount of $1.2 million.

·	The increase in accounts receivable was $92,000 and $45,000 for the six months ended June 30, 2023 and 2022, respectively. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing where a few large orders were placed and had open balances at a given date.

·	The decrease in accounts payable was $11,000 and $27,000 for the six months ended June 30, 2023 and 2022, respectively. These changes are mainly due to timing of when payments are due.

·	Other significant changes include an increase in customer deposits of $157,000 during the six months ended June 30, 2023, representing deposits for custom orders placed in early 2023 for orders that will be shipped and invoiced throughout 2023.

·	Cash used for inventory and prepaid inventories increased by $437,000 and $706,000 for the six months ended June 30, 2023 and 2022, respectively. The increases are primarily due to timing of significant purchases and prepayments of inventory to Chinese suppliers. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required.

Cash flows used in investing activities

Cash was provided by investing activities in the amount of $4,000 for the six months ended June 30, 2023, and cash was used in investing activities in the amount of $139,000 for the six months ended June 30, 2022. We have had fewer purchases of property and equipment in the six months ended June 30, 2023 than we had in the same period in 2022. We have also received proceeds from selling property and equipment in the six months ended June 30, 2023 that we did not have in the same period in 2022. We anticipate that we will spend up to $379,000 in 2023 as we continue to automate our new assembly line and enhance our quality control measures.

 Cash flows provided by financing activities

Cash used in financing activities was $87,000 for the six months ended June 30, 2023 and cash provided by financing activity was $12.5 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, we paid down debt principal of $137,000, which was offset by net cash proceeds of $50,000 from the exercise of warrants. For the six months ended June 30, 2022, we had net proceeds from the issuance of common stock of $14.8 million due to the IPO, paid down debt principal of $1.7 million, and paid lines of credit of $550,000.

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of June 30, 2023, the Company had $3.0 million in long-term operating lease liabilities.

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

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of June 30, 2023 and December 31, 2022, the Company had inventory that consisted of finished assemblies totaling $2,342,945 and $2,722,765, respectively, and raw materials (inventory components, parts, and packaging) totaling $2,624,380 and $1,807,371, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of June 30, 2023 or December 31, 2022. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $160,854 and $141,611 at June 30, 2023 and December 31, 2022, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Office furniture and equipment	3 - 7 years
Manufacturing equipment	3 - 10 years
Warehouse equipment	3 - 10 years
Tooling and molds	3 - 10 years
QA equipment	3 - 10 years

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

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $15,365 and $7,230 during the three months ended June 30, 2023 and 2022, respectively, and $24,898 and $11,381 during the six months ended June 30, 2023 and 2022, respectively. Shipping and handling costs for shipping product to customers totaled $48,549 and $43,934 during the three months ended June 30, 2023 and 2022, respectively, and $91,757 and $82,658 during the six months ended June 30, 2023 and 2022, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $94,078 and $107,058 for the three months ended June 30, 2023 and 2022, respectively, and $171,258 and $112,375 for the six months ended June 30, 2023 and 2022, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of June 30, 2023 and December 31, 2022, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our Company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities from Registered Securities

In April 2023, holders of 22,606 warrants previously issued by the Company on November 22, 2021 in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act with an exercise price of $3.32 exercised their warrants on a cashless basis, which resulted in the issuance of an additional 10,151 shares of the Company’s common stock. As of the date of this Quarterly Report on Form 10-Q, the Company had 747,830 outstanding warrants.

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

No offering expenses were paid directly or indirectly to any of our directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus for our initial public offering dated March 31, 2022 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 4, 2022 and those disclosed in this Quarterly Report.

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

Date: August 10, 2023	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer

Date: August 10, 2023	By:	/s/ Greg Aydelott
Greg Aydelott
Chief Financial Officer