Form 10-Q
period 2023-09-30
Expion360 Inc.
filed 2023-11-09
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of November 7, 2023
Common Stock, $.001 par	6,910,717

TABLE OF CONTENTS

Contents

PART I - FINANCIAL INFORMATION	5
ITEM 1. FINANCIAL STATEMENTS	5
1. Organization and Nature of Operations	11
2. Summary of Significant Accounting Policies	11
3. Property and Equipment, Net	19
4. Accrued Expenses and Other Current Liabilities	19
5. Liabilities for Sale of Future Revenues	20
6. Short-Term Revolving Loans	20
7. Long-Term Debt	21
8. Stockholder Promissory Notes	22
9. Commitments and Contingencies	22
10. Stockholders’ Equity	24
11. Income Taxes	27
12. 401(k) Plan	27
13. Related Party Transactions	28
14. Subsequent Events	28
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	29
OVERVIEW	29
COMPETITIVE STRENGTHS	30
RECENT DEVELOPMENTS AND TRENDS	31
KEY LINE ITEMS	33
RESULTS OF OPERATIONS	34
LIQUIDITY AND CAPITAL RESOURCES	36
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	39
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS	41
NOTICE REGARDING TRADEMARKS	42
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
ITEM 4. CONTROLS AND PROCEDURES	43

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$2,910,896	$7,201,244
Accounts receivable, net	473,284	298,035
Inventory	4,158,483	4,530,136
Prepaid/in-transit inventory	102,646	141,611
Prepaid expenses and other current assets	217,550	171,791
Total current assets	7,862,859	12,342,817

Property and equipment	1,348,326	1,394,619
Accumulated depreciation	(378,286)	(250,861)
Property and equipment, net	970,040	1,143,758

Other Assets
Operating leases – right-of-use asset	2,789,160	3,148,455
Deposits	58,896	63,901
Total other assets	2,848,056	3,212,356
Total assets	$11,680,955	$16,698,931

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$437,236	$230,250
Customer deposits	46,248	58
Accrued expenses and other current liabilities	299,793	306,164
Current portion of operating lease liability	506,743	465,055
Current portion of stockholder promissory notes	625,000	500,000
Current portion of long-term debt	50,058	71,426
Total current liabilities	1,965,078	1,572,953

Long-term debt, net of current portion and discount	311,431	439,049
Operating lease liability, net of current portion	2,376,474	2,754,964
Stockholder promissory notes, net of current portion	200,000	325,000
Total liabilities	$4,852,983	$5,091,966

(continued on next page)

Expion360 Inc.

Balance Sheets – Continued

	September 30, 2023 (unaudited)	December 31, 2022
Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 6,910,717 and 6,802,464 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6,911	6,802
Additional paid-in capital	25,730,833	25,239,654
Accumulated deficit	(18,909,772)	(13,639,491)
Total stockholders’ equity	6,827,972	11,606,965
Total liabilities and stockholders’ equity	$11,680,955	$16,698,931

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Sales, net	$1,890,115	$1,383,011	$5,122,415	$5,741,075
Cost of sales	1,417,552	980,141	3,752,006	3,770,025
Gross profit	472,563	402,870	1,370,409	1,971,050
Selling, general and administrative	2,290,955	1,662,005	6,363,514	6,479,954
Loss from operations	(1,818,392)	(1,259,135)	(4,993,105)	(4,508,904)

Other (Income) / Expense
Interest income	(33,048)	(64)	(100,945)	(158)
Interest expense	27,491	34,016	92,067	1,571,848
(Gain) / Loss on sale of property & equipment	—	(13,312)	3,426	(13,312)
Settlement expense	—	—	281,680	—
Other (income) / expense	—	(471)	(394)	(389)
Total other (income) / expense	(5,557)	20,169	275,834	1,557,989
Loss before taxes	(1,812,835)	(1,279,304)	(5,268,939)	(6,066,893)

Franchise taxes / (refund)	1,380	—	1,342	300
Net loss	$(1,814,215)	$(1,279,304)	$(5,270,281)	$(6,067,193)

Net loss per share (basic and diluted)	$(0.26)	$(0.19)	$(0.77)	$(1.03)
Weighted-average number of common shares outstanding	6,910,717	6,802,464	6,878,737	5,913,763

The accompanying notes are an integral part of these financial statements

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Nine Months ended September 30, 2023 and 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	4,300,000	$4,300	$8,355,140	$(6,102,951)	$2,256,489
Net loss	—	—	—	(696,853)	(696,853)
Balance at March 31, 2022	4,300,000	$4,300	$8,355,140	$(6,799,804)	$1,559,636
Issuance of shares, net of issuance costs	2,466,750	2,466	14,770,021	—	14,772,487
Issuance of shares in exchange for IPO services	35,714	36	(36)	—	—
Issuance of stock options	—	—	2,114,529	—	2,114,529
Net loss	—	—	—	(4,091,036)	(4,091,036)
Balance at June 30, 2022	6,802,464	$6,802	$25,239,654	$(10,890,840)	$14,355,616
Net loss	—	—	—	(1,279,304)	(1,279,304)
Balance at September 30, 2022	6,802,464	$6,802	$25,239,654	$(12,170,144)	$13,076,312

Balance at December 31, 2022	6,802,464	$6,802	$25,239,654	$(13,639,491)	$11,606,965
Proceeds received from exercise of warrants	46,102	47	49,740	—	49,787
Stock issued as a result of litigation settlement	52,000	52	251,628	—	251,680
Net loss	—	—	—	(1,977,278)	(1,977,278)
Balance at March 31, 2023	6,900,566	$6,901	$25,541,022	$(15,616,769)	$9,931,154
Exercise of warrants	10,151	10	(20)	—	(10)
Net loss	—	—	—	(1,478,788)	(1,478,788)
Balance at June 30, 2023	6,910,717	$6,911	$25,541,002	$(17,095,557)	$8,452,356
Issuance of warrants	—	—	65,046	—	65,046
Issuance of stock options	—	—	119,525	—	119,525
Issuance of RSUs	—	—	5,260	—	5,260
Net loss	—	—	—	(1,814,215)	(1,814,215)
Balance at September 30, 2023	6,910,717	$6,911	$25,730,833	$(18,909,772)	$6,827,972

The accompanying notes are an integral part of these financial statements

Expion360 Inc.
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities

Net loss	$(5,270,281)	$(6,067,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	153,714	115,670
Amortization of debt discount (sale of future revenues)	—	295
Amortization of debt discount - notes	—	1,196,843
(Gain) / Loss on sale of property and equipment	3,426	(13,312)
Increase / (Decrease) in allowance for doubtful accounts	(18,804)	19,604
Stock-based settlement	251,680	—
Stock-based compensation	189,831	2,114,529

Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(156,445)	475,091
(Increase) / Decrease in inventory	371,653	(2,984,177)
Decrease in prepaid/in-transit inventory	38,964	812,562
Increase in prepaid expenses and other current assets	(45,759)	(134,191)
(Increase) / Decrease in deposits	5,005	(10,976)
Increase / (Decrease) in accounts payable	206,986	(87,369)
Increase / (Decrease) in customer deposits	46,190	(274,857)
Increase / (Decrease) in accrued expenses and other current liabilities	(6,371)	107,407
Increase in right-of-use assets and lease liabilities	22,494	30,454
Net cash used in operating activities	(4,207,717)	(4,699,620)

Cash flows from investing activities
Purchases of property and equipment	(20,170)	(434,458)
Net proceeds from sale of property and equipment	36,748	51,679
Net cash provided by / (used in) investing activities	16,578	(382,779)

Cash flows from financing activities
Payments on line-of-credit and short-term revolving loans	—	(550,000)
Payments on liability for sale of future revenues	—	(11,797)
Principal payments on long-term debt	(148,986)	(1,784,500)
Net proceeds from exercise of warrants	49,777	—
Net proceeds from issuance of common stock	—	14,772,487
Net cash provided by / (used in) financing activities	(99,209)	12,426,190

Net change in cash and cash equivalents	(4,290,348)	7,343,791
Cash and cash equivalents, beginning	7,201,244	773,238
Cash and cash equivalents, ending	$2,910,896	$8,117,029

Expion360 Inc.

Statements of Cash Flows (Unaudited) - Continued

	For the Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2023	2022
Cash paid for interest	$92,136	$401,037
Cash paid / (refunded) for franchise taxes	$1,341	$300

Non-cash financing activities:
Acquisition/modification of operating lease right-of-use asset and lease liability	$(13,993)	$2,348,509
Cashless warrant exercises	$41	$—
Purchases of property and equipment in exchange for long-term debt	$—	$181,430
Purchased of property and equipment in exchange for short-term payable	$—	$170,863

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

Operating results for the three- and nine-month periods ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

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

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the three and nine month periods ended September 30, 2023 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s sales for the three months ended September 30, 2023 increased 36.7% and sales for the nine months ended September 30, 2023 decreased 10.8% compared to the same periods in 2022. For the nine months ended September 30, 2023, we received net proceeds of $49,777 from warrant exercises. On April 1, 2022, the Company completed an initial public offering and listing of its shares on the Nasdaq Stock Market (IPO). Proceeds from the IPO, net of costs, totaled $14,772,487, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt. The remaining proceeds have thus far and will continue to be used, in part, to stock inventory to keep up with demand and to build in-house assembly lines to improve the cash-flow cycle and help reduce the four-month turnaround that the Company currently experiences from suppliers in China. In the first half of 2022, a distribution warehouse was set up in Indiana to better service customers throughout the U.S. and an assembly facility was leased in Redmond, Oregon for future expansion of the in-house assembly lines. Additionally, management has secured a secondary source for lithium iron phosphate cells used in its batteries that is based in Denmark, should supply disruption issues with China arise. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

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

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of US Treasury-related ultra-short paper. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of September 30, 2023, cash balances exceeded FDIC limits by $547,054 and investment accounts totaling $2,100,847 are invested in US Treasury-related ultra-short paper.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three months ended September 30, 2023 and 2022, the Company wrote off $388 and $0, respectively. For the nine months ended September 30, 2023 and 2022, the Company recovered a net of ($412) and wrote off $19,604, respectively. There was no allowance for doubtful accounts as of September 30, 2023 or December 31, 2022, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of September 30, 2023 and December 31, 2022, the Company had customer deposits totaling $46,248 and $58, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of September 30, 2023 and December 31, 2022, the Company had inventory that consisted of finished assemblies totaling $3,306,972 and $3,243,485, respectively, and raw materials (inventory components, parts, and packaging) totaling $851,511 and $1,286,651, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of September 30, 2023 or December 31, 2022. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $102,646 and $141,611 at September 30, 2023 and December 31, 2022, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended September 30, 2023 and 2022, respectively, approximately 61% and 91%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. During the nine months ended September 30, 2023 and 2022, respectively, approximately 71% and 92%, respectively, of inventory purchases were made from foreign suppliers in China and Hong Kong. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Office furniture and equipment	3 - 7 years
Manufacturing equipment	3 - 10 years
Warehouse equipment	3 - 10 years
QA equipment	3 - 10 years
Tooling and molds	3 - 10 years

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three or nine months ended September 30, 2023 or 2022.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of September 30, 2023 and December 31, 2022 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of liability for product liability claims will change in the near term.

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

During the three months ended September 30, 2023, sales to three customers totaled $700,071, comprising approximately 38% of total sales. These customers represented 31% of total accounts receivable as of September 30, 2023. During the nine months ended September 30, 2023, sales to two customers totaled $1,178,142, comprising approximately 23% of total sales. These customers represented 23% of total accounts receivable as of September 30, 2023. Accounts receivable from three additional customers totaled $190,495, representing approximately 40% of accounts receivable as of September 30, 2023.

During the three months ended September 30, 2022, sales to two customers totaled $394,936, comprising approximately 28% of total sales. There were no accounts receivable for these customers as of September 30, 2022. During the nine months ended September 30, 2022, sales to two customers totaled $1,816,821, comprising approximately 32% of total sales. Accounts receivables for these customers totaled $7,486, representing approximately 3% of total accounts receivable as of September 30, 2022. Accounts receivable from two additional customers totaled $90,789, representing approximately 32% of total accounts receivables as of September 30, 2022.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified in the Statement of Operations in “Sales, net” and totaled $27,398 and $6,133 during the three months ended September 30, 2023 and 2022, respectively, and $52,296 and $17,514 during the nine months ended September 30, 2023 and 2022, respectively. Shipping and handling costs for shipping product to customers totaled $58,141 and $54,840 during the three months ended September 30, 2023 and 2022, respectively, and $149,898 and $137,497 during the nine months ended September 30, 2023 and 2022, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $238,163 and $215,994 for the three months ended September 30, 2023 and 2022, respectively and $690,995 and $527,732 for the nine months ended September 30, 2023 and 2022, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $145,111 and $41,355 for the three months ended September 30, 2023 and 2022, respectively, and $316,369 and $153,730 for the nine months ended September 30, 2023 and 2022, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of September 30, 2023 and December 31, 2022, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(1,814,215)	$(1,279,304)	$(5,270,281)	$(6,067,193)
Weighted average common shares outstanding – basic and diluted	6,910,717	6,802,464	6,878,737	5,913,763
Basic and diluted net loss per share	$(0.26)	$(0.19)	$(0.77)	$(1.03)

As of September 30, 2023 and December 31, 2022, the Company has outstanding warrants, options, and restricted stock units (“RSUs”) convertible into 1,926,610 and 1,717,936 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

As of:	September 30, 2023	December 31, 2022
Warrants	802,830	888,436
Stock options	1,075,000	829,500
RSUs	48,780	—
	1,926,610	1,717,936

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

3. Property and Equipment, Net

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022

Vehicles and transportation equipment	$551,906	$593,097
Leasehold improvements	314,819	314,819
Office furniture and equipment	188,131	188,131
Manufacturing equipment	179,274	179,274
Warehouse equipment	81,164	81,164
QA equipment	33,032	22,142
Tooling and Molds	—	15,992
	$1,348,326	$1,394,619

Less: accumulated depreciation	(378,286)	(250,861)
Property and equipment, net	$970,040	$1,143,758

Depreciation expense was $50,507 and $48,364 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $153,714 and $115,670 for the nine months ended September 30, 2023 and 2022, respectively. There were disposals and sales of fixed assets during the nine months ended September 30, 2023 and 2022 resulting in the net cash received of $36,748 and $51,679, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2023	As of December 31, 2022
Accrued salaries and payroll liabilities	$222,411	$169,337
Rebate liability	30,255	26,015
Commissions	22,534	9,720
Franchise tax	4,999	400
Deferred income and deposit (sublease)	4,445	14,168
Accrued interest	153	222
Other	14,996	86,302
Accrued expenses and other current liabilities	$299,793	$306,164

5. Liabilities for Sale of Future Revenues

On December 8, 2020 and January 26, 2021, Reliant Funding, under two separate ACH Total Receipts Purchase Agreements (“Purchase Agreements”), purchased a 50% interest in the Company’s future revenues for a total aggregate purchase price of $250,000. Pursuant to the terms of the Purchase Agreements, the purchased percentage continued to be owned by Reliant Funding, until the Company paid the full purchased amount of $349,750. Repayment of the purchased amount was achieved through 252 daily bank account withdrawals of $1,388 through December 15, 2021 and $694 thereafter through January 26, 2022. There were no payments made in the three months ended September 30, 2023 or the same period for 2022. Interest was recognized at an effective annual interest rate of approximately 71%. The Purchase Agreements were secured by substantially all of the assets of the Company. As of September 30, 2023 and December 31, 2022, the Company had no remaining liability related to the Purchase Agreements.

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

7. Long-Term Debt

Long-term debt consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Senior secured promissory notes – various investors.  Monthly payments of interest only at 10% plus deferred interest of 5% accrued monthly to be paid at maturity.  A minimum of one year interest is due at maturity. Matures the earlier of (a) May 15, 2023, (b) the closing of a qualified subsequent financing or (c) the closing of a change of control. The notes are senior to all other debt and are secured by substantially all assets of the Company. The notes included detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share (see Note 10 – Stockholders’ Equity in Item 1 – Financial Statements of Part I – Financial Information). Debt issuance costs and discount totaling $1,287,160 at date of issuance were being amortized and recognized as additional interest expense over the term of the notes using the straight-line method because it was not substantially different from the effective interest rate method. We determined the expected life of the notes to be the contractual term. Interest expense related to these notes includes amortization of debt issuance costs and discount in the amount of $0 and $1,196,843, respectively, for the three months and nine months ended September 30, 2022, respectively. The notes were paid in full in April 2022.

	$—	$—
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by a co-founder.	7,213	9,825
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder.	15,514	19,364
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by a co-founder.	147,735	150,114
Note payable – individual. Monthly payments of interest only at 10% per annum, matured December 31, 2021 resulting in the entire principal balance recorded in current portion of long-term debt on the accompanying Balance Sheets for the year ending December 31, 2021; pursuant to the note, the past due balance is subject to 1% additional monthly interest which increases one percent for each month beyond maturity date, unsecured. The Company remained in compliance with the extended maturity interest payments and paid the note in full in April 2022.	—	—
Note payable – finance company. Payable in monthly installments of $994, including interest at 8.5% per annum, due July 2026, secured by a vehicle and personally guaranteed by a stockholder. The Note was paid in full September 2022.	—	—
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a co-founder. The note was paid in full January 2023.	—	79,963
Notes payable – The Company has acquired six notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expired in April 2023 but was renewed for a commercial line up to $350,000 and prevailing GM Financial existing term notes will remain. The new agreement expires in April 2024. One note was paid off when the corresponding vehicle was sold in May 2023, so there are five notes remaining at September 30, 2023. The notes are currently payable in aggregate monthly installments of $4,084, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder.	191,027	251,209
Total	$361,489	$510,475
Less current portion	(50,058)	(71,426)
Long-term debt, net of unamortized debt discount and current portion	$311,431	$439,049

Future maturities of long-term debt are as follows:

Twelve months ending September 30,
2024	$50,058
2025	52,934
2026	50,982
2027	49,561
2028	27,963
Thereafter	129,991
Total	$361,489

8. Stockholder Promissory Notes

As of both September 30, 2023 and December 31, 2022, the Company had an outstanding principal balance of $825,000 due to stockholders under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature at various dates from January 2024 to December 2024 as follows: January 2024 - $125,000; August 2024 - $500,000 (this note would have matured at August 2023, but in June 2023, an agreement was signed extending the maturity date to August 2024); and December 2024 - $200,000.

Interest paid to the stockholders under the Notes totaled $20,627 and $20,627 during the three months ended September 30, 2023 and September 30, 2022, respectively. Interest paid to the stockholders under the Notes totaled $61,881 and $61,881 during the nine months ended September 30, 2023 and September 30, 2022, respectively. There was no accrued interest as of September 30, 2023 or December 31, 2022 related to these Notes.

9. Commitments and Contingencies

Operating Leases

The Company leases its warehouses and office space under long-term lease arrangements. None of its leases include characteristics specified in ASC 842, Leases, that require classification as financing leases, and accordingly, these leases are accounted for as operating leases. The Company does not recognize a right-of-use asset and lease liability for short-term leases, which have terms of 12 months or less. For longer-term lease arrangements that are recognized on the Company’s Balance Sheet, the right-of-use asset and lease liability are initially measured at the commencement date based upon the present values of the lease payments due under the leases.

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

The following is a summary of total lease costs during the three months and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$187,315	$198,795	$562,660	$561,949
Short-term lease costs	—	450	150	3,077
Variable lease costs	—	—	—	—
Sublease income	(10,440)	(25,022)	(39,476)	(98,364)
	$176,875	$174,223	$523,334	$466,662

The weighted-average remaining lease term was 4.78 years and 5.49 years as of September 30, 2023 and December 31, 2022, respectively. The weighted average discount rate was 8.48% and 8.48%, as of September 30, 2023 and December 31, 2022, respectively. Operating cash flows from the operating leases totaled $116,591 and $115,442 for the three months ended September 30, 2023 and 2022, respectively, and $350,794 and $322,112 for the nine months ended September 30, 2023 and 2022, respectively.

The total lease liability as of September 30, 2023 and December 31, 2022 was $2,883,217 and $3,220,019, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2023, for years ending September 30:

Total
2024	$731,243
2025	725,589
2026	727,150
2027	703,541
2028	532,833
Thereafter	112,569
Total future minimum lease payments	$3,532,925
Less imputed interest	(649,708)
Total	$2,883,217

Current lease liability	$506,743
Noncurrent lease liability	2,376,474
Total	$2,883,217

Subleases

The Company subleases office and warehouse space under one of its existing operating leases with similar terms as the Company’s lease agreements. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $10,440 and $25,022  during the three months ended September 30, 2023 and 2022, respectively, and $39,476 and $98,364  during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, deferred income and a sublease deposit totaled $4,445 and $14,168, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The following are the total future minimum sublease payments as of September 30, 2023:

Twelve months ending September 30,
2024	$42,491
2025	17,922
Total future minimum lease payments	$60,413

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

10. Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000   shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 31, 2023, at the closing price of $4.84 per share, the Company issued 52,000 shares of common stock as part of the settlement agreement with Mr. Sinha dated March 21, 2023. As of September 30, 2023 and December 31, 2022, 6,910,717 and 6,802,464 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

Warrants/Options

On August 10, 2023, the Company issued 25,000 warrants to their investor relations firm in accordance with a letter of engagement signed July 22, 2022, to purchase 25,000 shares of common stock at an exercise price of $5.00 per share. The warrants expire 2 years from date of grant (August 9, 2025). The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and following assumptions: per share price of common stock on date of grant $5.20, expected dividend yield of 0%, expected volatility of 88%, risk-free interest rate of 4.82% and expected life based on contractual life of 2 years. The fair value of $65,046  was recorded as an increase in additional paid-in capital and expensed to Legal and Professional Services.

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

During the nine months ended September 30, 2023, 15,000 warrants exercisable at $3.32 per share were exercised on a cash basis which resulted in the issuance of 15,000 shares of common stock. In addition, 22,606 warrants exercisable at $3.32 per share were exercised using the cashless conversion option, which resulted in the issuance of 10,151 shares of common stock. This leaves 521,825 warrants remaining with an exercise price of $3.32.

During the nine months ended September 30, 2023, 73,000 warrants exercisable at $2.90 per share were exercised using the cashless conversion option which resulted in the issuance of 31,102 shares of common stock. This leaves 78,000 warrants remaining with an exercise price of $2.90.

As of September 30, 2023 and December 31, 2022, a total of 772,830 and 858,436 warrants were issued and outstanding, respectively. As of September 30, 2023 and December 31, 2022, a total of 30,000 options, which were not issued under a specified plan, were outstanding. As of September 30, 2023, below is a summary of the various warrants/options issued and outstanding:

Number of warrants/non-plan options	Exercise Price	Weighted Average Remaining Life (Yrs)
25,000	$5.00	1.86
521,825	$3.32	8.15
78,000	$2.90	1.11
30,000	$3.32	1.11
148,005	$9.10	3.50
802,830

Stock Option Plans

As of September 30, 2023, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan, both of which are described below and became effective upon the initial public offering. On May 2, 2022, the Company granted 829,500 options and on August  23, 2023, the Company granted 245,500 options and 48,780 restricted stock units (“RSUs”) under the 2021 Incentive Award Plan. No shares have been issued to date under the 2021 Employee Stock Purchase Plan. The compensation cost that has been charged against operations was $2,114,529 for the year ended December 31, 2022 and $124,785 for the three months ended September 30, 2023.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the plan is subject to limits and is adjusted annually. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. As of September 30, 2023, the aggregate number of shares that can be issued under the Plan is 1,199,623, of which 1,075,000 options and 48,780 RSUs have been granted. The number of shares granted, the exercise price, and the terms will be determined at date of grant; however, the exercise price shall not be less than 100% of the fair value on the grant date (110% for options granted to greater than 10% stockholders) and the term shall not exceed ten years.

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

The Company has computed the fair value of the 245,500 options granted during the nine months ended September 30, 2023 using the following assumptions:

Expected volatility	105%
Expected dividends	None
Expected term (in years)	6.0
Risk free rate	4.33%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Plan:

(in thousands except number of options and per options data)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at beginning of period	829,500	$3.43	8.76	—
Granted	245,500	4.92	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	1,075,000	$3.77	9.02	$567,595
Exercisable at end of period	829,500	$3.43	7.51	$567,595

(1)	The aggregate intrinsic value of options outstanding and options exercisable at beginning of period is $0, as all options are out of the money.

During the three months ended September 30, 2023 and 2022, the weighted-average grant-date fair value of the options granted to employees and non-employees was $998,924 and $1,847,193, respectively. Unrecognized compensation expense related to employees was $234,737 as of September 30, 2023. The options granted in May 2022 were vested 100% at time of grant. The options granted in August 2023 began to vest in equal quarterly installments beginning September 30, 2023 and ending June 30, 2026.

The following table summarizes the Company’s restricted stock unit (“RSU”) activity under the 2021 Incentive Plan:

(in thousands except number of options and per options data)	Number of restricted stock awards		Weighted average grant-date fair value
Nonvested at beginning of year	—	$	—
Granted	48,780		239,998
Vested	—		—
Forfeited	—		—
Nonvested at end of year	48,780	$	239,998

There was $0.2 million of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 0.70 years.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of September 30, 2023:

Exercise of warrants	772,830
Exercise of options unrelated to any Plan	30,000
Exercise of stock options – 2021 Incentive Award Plan	1,075,000
Exercise of restricted stock units – 2021 Incentive Award Plan	48,780
Total shares of common stock reserved for future issuances	1,926,610

11. Income Taxes

The Company has incurred losses and consequently recorded no provision beyond the minimum or base tax rate for state or federal income taxes for the three or nine months ended September 30, 2023. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of September 30, 2023 and December 31, 2022, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate. For the three months ended September 30, 2023, the Company accrued $1,380 for 2023 state income taxes, and for the three months ended September 30, 2022, the Company accrued and incurred state taxes of $0. For the nine months ended September 30, 2023, the Company has net state tax expenses totaling $1,341 due to a small refund, and for the nine months ended September 30, 2022, the Company incurred state taxes of $300.

12. 401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

13. Related Party Transactions

As of September 30, 2023 and December 31, 2022, related party transactions consisted of Stockholder Promissory Notes (see Note 8 – Stockholder Promissory Notes in Item 1 – Financial Statements of Part I – Financial Information).

14. Subsequent Events

The date to which events occurring after September 30, 2023, the date of the most recent Balance Sheets, have been evaluated for possible adjustment to the financial statements or disclosures is November 7, 2023, which is the date the financial statements were issued.

On October 13, 2023, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) during which the Company’s stockholders approved an amendment to the Company’s 2021 Incentive Award Plan to increase by 250,000 the number of shares of Common Stock authorized for issuance under the plan. The Company filed an 8-K related to the results of the Annual Meeting on October 16, 2023.

On October 12, 2023, the Company filed an 8-K related to a published press release introducing a pilot program to offer transformative solar and energy storage solutions in partnership with REPM Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as our audited financial statements and related notes for the fiscal years ended December 31, 2022 and 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Form 10-K”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Item 1A “Risk Factors” of Part II Other Information and “Cautionary Notice Regarding Forward-Looking Statements” below. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this section may not sum due to rounding.

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

Our main target markets are currently the RV & Marine industry. We believe that we are well positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. Additional focus markets include home energy storage, where we aim to provide a cost-effective, low barrier of entry, flexible system for those looking to power their homes via solar energy, wind, or grid back-up. Along with RV/Marine and home energy storage markets, we aim to provide additional capacities to the ever-expanding electric forklift and industrial material handling markets.

Expion360’s e360 product line, which is manufactured for the RV/Marine industry, was launched in December 2020. The e360 product line, through its rapid sales growth, has shown to be a preferred conversion solution for lead-acid batteries. We believe that our e360 Home Energy Storage system, currently under development, will have strong revenue potential with recurring income opportunities for us and our associated sales partners.

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed-oriented design and engineering; strong case materials, internal, and structural layouts; and are backed by responsive customer service.

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

In addition, in September of 2023, Expion360 introduced a new 4.5 Ah 26650 lithium-ion phosphate battery cell. This will allow us to increase energy density by over 32% compared to traditional 3.4 Ah 26650 cells. The 12 volt 450 Ah battery was introduced in September 2023 as our first e360 battery incorporating our 4.5 Ah cell technology.

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

Expansion into New Markets

While RV and marine applications currently drive revenue, Expion360 has plans to expand into the home energy market, expected to occur  in the coming year. Our e360 Home Energy Storage System  is planned to target entry- level customers with its modular design allowing for easy expansion.

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

Strong National Retail Customers and Distribution Channels

Expion360 has sales relationships with many major RV retailers and with marine retailers and plans to use what we believe is a strong reputation in the lithium battery space to create an even stronger distribution channel. The Company’s Co-Founder, John Yozamp, has used his decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space. Expion360 has already established a sales relationship with several large retail customers, including Camping World, a leading national RV retailer, as well as Meyer Distributing, a distributor of aftermarket RV parts.

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

While RV and marine applications drive current revenues, Expion360 has plans to expand into the home energy market, expected to occur in the coming year. Our e360 Home Energy Storage system is planned to target entry level customers with its modular design that will allow for easy expansion. We see the vision of stored energy as a portable, moving concept, where stored energy can be transported from the home to other devices outside of it. The success of our strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

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

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third party suppliers that meet our approval and quality standards, and as a result, we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices and/or the need to find alternative suppliers. For example, a global shortage and component supply disruptions of electronic battery components were reported during 2021 and 2022, but it is not currently affecting our supply chain. Our battery cell manufacturers also have joint venture factories outside of China and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Denmark, enabling the Company to source materials outside of China in the event it becomes necessary to do so.

Product and Customer Mix

We sell eight models of LiFEPO4 batteries, the AURA POWERCAP, and individual or bundled accessories for battery systems. Our products are sold to different customers (i.e., dealers, wholesalers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product, will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins which could decrease our margins and therefore negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operation. As we introduce new products, we may see a change in product and sales channel mix which could result in period-to-period fluctuations in our overall gross margin.

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

 Interest and Other Income, net

 Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 10.0% and amortization of debt issuance costs. As of September 30, 2023, all debt issuance costs have been fully amortized.

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

The Company has adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of September 30, 2023 or December 31, 2022.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet at September 30, 2023 or December 31, 2022 and recognize interest and/or penalties in the statement of operations for the years ended September 30, 2023 and 2022, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0	70.9	73.2	65.7
Gross profit	25.0	29.1	26.8	34.3
Selling, general, and administrative expenses	121.2	120.2	124.2	112.9
Loss from operations	(96.2)	(91.0)	(97.5)	(78.5)
Other expense — net	(0.3)	1.5	5.4	27.1
Loss before income taxes	(95.9)	(92.5)	(102.9)	(105.7)
Net loss	(96.0)	(92.5)	(102.9)	(105.7)

Sales, net

Sales, net for the three months ended September 30, 2023 increased by $507,000, or 36.7%, compared to the three months ended September 30, 2022. Sales were $1.4 million for the three months ended September 30, 2022 and $1.9 million for the three months ended September 30, 2023.

The increase for the three-month period was primarily attributable to our expanded relationships with OEMs and integration partners.

Sales, net for the nine months ended September 30, 2023 decreased by $619,000, or 10.8%, compared to the nine months ended September 30, 2022. Sales were $5.7 million for the nine months ended September 30, 2022 and $5.1 million for the nine months ended September 30, 2023.

The decrease for the nine-month period was primarily attributable to a large initial stocking order for one of our resellers which was fulfilled in the first and second quarters of 2022. Additionally, the second quarter of 2022 included back orders that were fulfilled with inventory purchased with IPO proceeds.

Cost of Sales

 Total cost of sales for the three months ended September 30, 2023 increased by $437,000, or 44.6%, compared to the three months ended September 30, 2022. Cost of sales were $980,000 for the three months ended September 30, 2022 and $1.4 million for the three months ended September 30, 2023. Cost of sales as a percentage of sales increased by 4.1% in that period.

The percentage increase in cost of sales as a percentage of sales for the three-month period was primarily due to changes in our product mix that resulted in reduced margins, the purchase of tooling and molds to continue intellectual property development, and increased warehouse capacity needs.

Total cost of sales for the nine months ended September 30, 2023 decreased by $18,000, or 0.5%, compared to the nine months ended September 30, 2022. Cost of sales were $3.8 million for the nine months ended September 30, 2022 and $3.8 million for the nine months ended September 30, 2023. Cost of sales as a percentage of sales increased by 7.6% in that period.

The percentage increase in cost of sales as a percentage of sales for the nine-month period was primarily related to the lower sales volume resulting in lower absorption of our fixed facilities costs and labor, along with changes in product mix related to sales, discount levels related to specific customer groups, purchases of tooling and molds, and supplier and shipping costs, which the Company is currently monitoring.

Gross Profit

 Our gross profit for the three months ended September 30, 2023 increased by $70,000, or 17.3%, compared to the three months ended September 30, 2022. Gross profit was $403,000 for the three months ended September 30, 2022 and $473,000 for the three months ended September 30, 2023. Gross profit as a percentage of sales decreased by 4.1% for that period, from 29.1% for the three months ended September 30, 2022 to 25.0% for the three months ended September 30, 2023.

The decrease in gross profit as a percentage of sales for the three-month period was primarily attributable to changes in our product mix that resulted in reduced margins, the purchase of tooling and molds to continue intellectual property development, and increased warehouse capacity needs.

Our gross profit for the nine months ended September 30, 2023 decreased by $601,000, or 30.5%, compared to the nine months ended September 30, 2022. Gross profit was $2.0 million for the nine months ended September 30, 2022 and $1.4 million for the nine months ended September 30, 2023. Gross profit as a percentage of sales decreased by 7.6% for that period, from 34.3% for the nine months ended September 30, 2022 to 26.8% for the nine months ended September 30, 2023.

The decrease in gross profit as a percentage of sales for the nine-month period was primarily attributable to the lower sales volume resulting in lower absorption of our fixed facilities costs and labor, along with changes in product mix related to sales, discount levels related to specific customer groups, purchase of tooling and molds, and supplier and shipping costs, which the Company is currently monitoring.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $629,000, or 37.8%, compared to the three months ended September 30, 2022. Selling, general and administrative expenses were $1.7 million for the three months ended September 30, 2022 compared to $2.3 million for the three months ended September 30, 2023.

Selling, general and administrative expenses decreased by $116,000, or 1.8%, compared to the nine months ended September 30, 2023. Selling, general and administrative expenses were $6.5 million for the nine months ended September 30, 2022 compared to $6.4 million for the nine months ended September 30, 2023.

The change in the three months ended September 30, 2023 is primarily due to increases in salary and benefits, legal and professional, and research and development. A significant portion of our increased research and development expense was related to new product development, such as our new home energy storage solution and our most energy dense 4.5 Ah battery cell which we introduced in the third quarter of 2023. The change in the nine months ended September 30, 2023 is primarily due to a decrease in non-cash stock-based compensation under salary and benefits, which was partially offset by an increase in legal and professional services, research and development, and sales and marketing.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Salaries and benefits	$922,110	$723,225	$2,547,848	$4,153,793
Legal and professional	586,183	255,726	1,608,428	518,258
Sales and marketing	238,163	215,994	690,995	527,732
Research and development	145,111	41,355	316,369	153,730
Rents, maintenance, utilities	137,390	158,640	432,191	469,437
Software, fees, tech support	62,795	51,633	167,976	127,694
Travel expenses	51,298	85,564	159,438	158,718
Depreciation	47,033	44,112	135,480	107,005
Insurance	43,513	41,676	110,055	81,077
Supplies, office	11,719	31,796	50,431	118,764
Other	45,640	12,284	144,303	63,746
Total	$2,290,955	$1,662,005	$6,363,514	$6,479,954

Other (Income) / Expense

Our other (income)/expense  for the three months ended September 30, 2023 and 2022 was ($6,000) and $20,000, respectively. Other income for the three months ended September 30, 2023 was made up of interest income related to investments  and interest expense related to debt. Other expense for the three months ended September 30, 2022 was made up almost entirely of interest expense related to debt, partially offset by gains on sale of property and equipment.

Our other (income) / expense for the nine months ended September 30, 2023 and 2022 was $276,000 and $1.6 million, respectively. Other (income) / expense for the nine months ended September 30, 2023 was made up almost entirely of interest income related to investments, interest expense related to debt, and settlement expense. Other expense for the nine months ended September 30, 2022 was made up almost entirely of interest expense of debt obligations and the amortization of debt discount.

During the three months ended September 30, 2023 and 2022, non-cash amortization of debt discount totaled $0 and $0, respectively. Interest expense attributable to debt obligations totaled $27,000 and $34,000 during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, non-cash amortization of debt discount totaled $0 and $1.20 million, respectively. Interest expense attributable to debt obligations totaled $92,000 and $375,000 during the nine months ended September 30, 2023 and 2022, respectively.

In April 2022, with the use of proceeds from the IPO, the Company paid off approximately $2.46 million in debt with interest rates ranging from 10 to 15%.

Net Loss

Our net loss for the three months ended September 30, 2023 and 2022 was $1.8 million and $1.3 million, respectively. Our net loss for the nine months ended September 30, 2023 and 2022 was $5.3 million and $6.1 million, respectively. The increase in net loss for the three months ended September 30, 2023 was primarily due to increases in legal and professional fees, salary and benefits, and research and development. The decrease in net loss for the nine months ending September 30, 2023 was primarily the result of  decreased interest expense, and salary and benefits, which were partially offset by an increase in legal and professional fees. Within other expenses, for the nine months ended September 30, 2023, the Company recognized $281,680 in non-cash stock-based settlement expenses, compared to $0 for the period ended September 30, 2022. See Item 1 “Legal Proceedings” of Part II Other Information.

LIQUIDITY AND CAPITAL RESOURCES

 Overview

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of September 30, 2023 and December 31, 2022, our current assets exceeded current liabilities by $5.9 million and $10.8 million, respectively, and we had cash and cash equivalents of $2.9 million and $7.2 million, respectively. On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion.

As of September 30, 2023, we expect our short-term liquidity requirements to include (a) approximately $270,000 of capital additions; (b) principal debt payments totaling approximately $675,000; and (c) lease obligation payments of approximately $731,000, including imputed interest.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. The Company expects to continue to incur additional losses for the foreseeable future, and the Company may need to raise additional debt or equity financing to expand its presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. For the three and nine months ended September 30, 2023 and 2022, respectively, the Company sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the period ended September 30, 2023 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A, “Risk Factors” of our 2022 From 10-K.

Financing Obligations

On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt.

As of September 30, 2023, the Company’s debt totaled $361,000, comprised of $148,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $207,000 outstanding under vehicle financing arrangements, and an equipment loan for $7,000. In January 2023, the Company repaid a vehicle loan with an interest rate of 11.21% in the amount of $89,360 which included principal, interest, and fees. In May 2023, the Company sold a vehicle including repayment of the related vehicle loan with an interest rate of 5.89% in the amount of $31,568 which included principal and interest.   In addition, as of September 30, 2023, the Company had outstanding stockholder loans totaling $825,000.

Stockholder Promissory Notes

Unsecured promissory notes due to stockholders had an outstanding principal balance of $825,000 as of September 30, 2023. The unsecured promissory notes require monthly interest-only payments at 10% per annum and mature at various dates from January 2024 to December 2024. See Note 8 – Stockholder Promissory Notes in Item 1 – Financial Statements of Part I – Financial Information.

Vehicle Financing Arrangements

As of September 30, 2023, the Company has five notes payable to GM Financial for vehicles. In addition, the commercial line secured in April 2022 for $300,000 was renewed in April 2023 and increased to $350,000. This commercial line may be used to finance vehicle purchases and expires in April 2024. The notes are payable in aggregate monthly installments of $4,084, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder of the Company. A separate vehicle financing note has a current balance outstanding of $16,000, with monthly payments of $508 at an interest rate of 5.45% and a maturity date of July 2026. See Note 7 – Long-Term Debt in Item 1 – Financial Statements of Part I – Financial Information.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by / (used in) operating activities	$(4,207,717)	$(4,699,620)
Net cash provided by / (used in) investing activities	$16,578	$(382,779)
Net cash provided by / (used in) financing activities	$(99,209)	$12,426,190

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

We generated negative cash flows from operating activities of $4.2 million for the nine months ended September 30, 2023, compared to negative cash flows of $4.7 million for the corresponding period in 2022. Factors affecting operating cash flows during the periods included:

●`	For the nine months ended September 30, 2023, our loss of $5.3 million was reduced by non-cash transactions including a stock-based settlement of $252,000, stock-based compensation of $190,000, and depreciation of $154,000. For the nine months ended September 30, 2022, our loss of $6.1 million was adjusted and reduced by non-cash transactions including stock-based compensation of $2.1 million, amortization of debt discount of $1.2 million, and depreciation of $116,000.

●	Accounts receivable increased by $156,000 and decreased by $475,000 for the nine months ended September 30, 2023 and 2022, respectively. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing where a few large orders were placed and had open balances at a given date.

●	Accounts payable increased by $207,000 and decreased by $87,000 for the nine months ended September 30, 2023 and 2022, respectively. These changes are mainly due to timing of when payments are due. Payments are generally made within 30 days.

●	Cash used for inventory and prepaid inventories decreased by $411,000 and increased by $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. The changes are primarily due to timing of significant purchases and prepayments of inventory to foreign suppliers. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required.

●	Other significant changes include:

o	Customer deposits increased $46,000 during the nine months ended September 30, 2023 and decreased $275,000 during the nine months ended September 30, 2022. These changes are mainly due to timing of customers paying deposits for customer orders and then placing orders against which the deposits are applied.

o	Prepaid expenses and other current assets increased $46,000 and $134,000 for the nine months ended September 30, 2023 and 2022, respectively. These changes are mainly due to the timing of the prepayments versus the expenses being incurred.

Cash flows provided by / (used in) investing activities

Cash was provided by investing activities in the amount of $17,000 for the nine months ended September 30, 2023, and cash was used in investing activities in the amount of $383,000 for the nine months ended September 30, 2022. We have had fewer purchases of property and equipment in the nine months ended September 30, 2023 than we had in the same period in 2022. We have also received proceeds from selling property and equipment in the nine months ended September 30, 2023 that we did not have in the same period in 2022. We anticipate that we will spend up to $270,000 in the fourth quarter of 2023 as we continue to enhance our quality control measures.

 Cash flows provided by / (used in) financing activities

Cash used in financing activities was $99,000 for the nine months ended September 30, 2023 and cash provided by financing activity was $12.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we paid down debt principal of $149,000, which was offset by net cash proceeds of $50,000 from the exercise of warrants. For the nine months ended September 30, 2022, we had net proceeds from the issuance of common stock of $14.8 million due to the IPO, paid down debt principal of $1.8 million, and paid lines of credit of $550,000.

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of September 30, 2023, the Company had $2.9 million in long-term operating lease liabilities.

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

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of September 30, 2023 and December 31, 2022, the Company had inventory that consisted of finished assemblies totaling $3,306,972 and $3,243,485, respectively, and raw materials (inventory components, parts, and packaging) totaling $851,511 and $1,286,651, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of September 30, 2023 or December 31, 2022. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $102,646 and $141,611 at September 30, 2023 and December 31, 2022, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Office furniture and equipment	3 - 7 years
Manufacturing equipment	3 - 10 years
Warehouse equipment	3 - 10 years
QA equipment	3 - 10 years
Tooling and molds	3 - 10 years

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

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified in the Statement of Operations in   “Sales, net” and totaled $27,398 and $6,133 during the three months ended September 30, 2023 and 2022, respectively, and $52,296 and $17,514 during the nine months ended September 30, 2023 and 2022, respectively. Shipping and handling costs for shipping product to customers totaled $58,141 and $54,840 during the three months ended September 30, 2023 and 2022, respectively, and $149,898 and $137,497 during the nine months ended September 30, 2023 and 2022, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $145,111 and $41,355 for the three months ended September 30, 2023 and 2022, respectively, and $316,369 and $153,730 for the nine months ended September 30, 2023 and 2022, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of September 30, 2023 and December 31, 2022, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.
●	We have a history of losses and our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
●	Our business and future growth depends on the needs and success of our customers, and we have substantial customer concentration.
●	We may not be able to successfully manage our growth.
●	We may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”) as well as uncertainty in global economic conditions.
●	We may fail to expand our sales and distribution channels and our ability to expend into international markets is uncertain.
●	Nearly all of our raw materials enter the United States through a limited number of ports, and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.
●	Government reviews, inquiries, investigations, and actions could harm our business or reputation.
●	We are dependent on third-party manufacturers and suppliers, including suppliers located outside the United States, and our operating results could be adversely affected by changes in the cost and availability of raw materials as well as increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts.
●	We rely on two warehouse facilities and if any of our facilities becomes inoperable for any reason or if our expansion plans fail, our ability to produce our products could be negatively impacted.
●	Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.
●	We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.
●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
●	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.
●	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
●	Quality problems with our products could harm our reputation and erode our competitive position.
●	Our ability to raise capital in the future may be limited and our stockholders may be diluted by future securities offerings.
●	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
●	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.
●	Such other factors as discussed in Item 1A “Risk Factors” of our 2022 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our Company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities from Registered Securities

On August 10, 2023, the Company issued 25,000 warrants to their investor relations firm in accordance with a letter of engagement signed July 22, 2022, as partial compensation for services provided by the investor relations firm. The warrants were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act. The warrants are fully vested and exercisable with an expiration date 2 years from date of issue (August 9, 2025) and are exercisable at a price of $5.00 per share. As of the date of this Quarterly Report on Form 10-Q, the Company had 772,830 outstanding warrants.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021	S-1	3.1	3/31/2022
3.2	Bylaws of the Company currently in effect	S-1	3.2	3/31/2022
4.1	Form of the Company’s common stock certificate	S-1	4.1	3/31/2022
4.2	Form of Underwriters Warrant	S-1	4.4	3/31/2022
4.3	Form of Senior Secured Note issued to bridge loan investors	S-1	4.5	3/31/2022
4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	-	-	-
10.1	Amendment to the Expion360 Inc. 2021 Incentive Award Plan	14		9/06/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2023	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Greg Aydelott
Greg Aydelott
Chief Financial Officer