Form 10-K
period 2023-12-31
Expion360 Inc.
filed 2024-03-28
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sale price as reported by The Nasdaq Capital Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26.0 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 23, 2024, there were 7,036,937 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

Expion360 Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS and industry data

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections regarding the markets where we operate, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding expected capital expenditures, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Annual Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.
●	We have a history of losses and our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
●	Our business and future growth depends on the needs and success of our customers, and we have substantial customer concentration.
●	We may not be able to successfully manage our growth.
●	We may fail to expand our sales and distribution channels and our ability to expand into international markets is uncertain.
●	Nearly all of our raw materials enter the United States through a limited number of ports, and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.
●	Government reviews, inquiries, investigations, and actions could harm our business or reputation.
●	We are dependent on third-party manufacturers and suppliers, including suppliers located outside the United States, and our operating results could be adversely affected by changes in the cost and availability of raw materials as well as increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts.
●	We are dependent on third-party manufacturers and suppliers outside of the United States, and changes in the political climate or in legislation could result in tariffs that would apply to our imported goods, which would impact our operating margins.
●	We rely on three warehouses and if any of our facilities becomes inoperable for any reason or if our expansion plans fail, our ability to produce our products could be negatively impacted.
●	Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.
●	We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.

●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
●	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.
●	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
●	Quality problems with our products could harm our reputation and erode our competitive position.
●	We may be negatively impacted by public health epidemics or outbreaks, as well as resulting uncertainty in global economic conditions.
●	Our ability to raise capital in the future may be limited and our stockholders may be diluted by future securities offerings.
●	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
●	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

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

This report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our products include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

NOTICE REGARDING TRADEMARKS

This Annual Report includes trademarks, tradenames, and service marks that are our property or the property of others. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

PART I

ITEM 1. BUSINESS

Our Company

Expion360 focuses on the design, assembly, manufacturing, and sales of lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine applications and home energy storage products, with plans to expand into industrial applications. We design, assemble, and distribute high-powered, lithium battery solutions using ground-breaking concepts and rugged, high-quality designs with a creative sales and marketing approach. We believe that our product offerings include some of the most dense and minimal-footprint batteries in the RV and marine industries. We are developing the e360 Home Energy Storage System, a system that we expect to significantly change the industry in barrier price, flexibility, and integration. We are deploying multiple intellectual property strategies with cutting-edge research and unique products to sustain and scale the business. We currently have customers consisting of dealers, wholesalers, private label customers and original equipment manufacturers who are driving revenue and brand awareness nationally.

Our corporate headquarters are based in Redmond, Oregon, and our suppliers are based in the United States, Asia, and Europe. We are currently in the process of building out manufacturing capacity at our corporate headquarters. Our long-term target is to onshore the manufacturing of most of our components and assemblies, including cell manufacturing, to the United States.

Our primary target markets are currently the RV and marine industries. We believe that we are well-positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. We are also focused on expanding into the home energy storage market with the introduction of our two LiFePO4 battery storage systems, where we aim to provide a cost-effective, low barrier of entry, flexible system for those looking to power their homes via solar energy, wind, or grid back-up. Along with RV, marine and home energy storage markets, we aim to provide additional capacities to the ever-expanding electric forklift and industrial material handling markets.

Expion360’s e360 product line, which is manufactured for the RV and marine industries, was launched in December 2020. The e360 product line, through its sales growth, has shown to be a preferred conversion solution for lead-acid batteries. In December 2023, we announced our entrance into the home energy storge market with our introduction of two LiFePO4 battery storage solutions that enable residential and small business customers to create their own stable micro-energy grid and lessen the impact of increasing power fluctuations and outages. We believe that our e360 Home Energy Storage System has strong revenue potential with recurring income opportunities for us and our associated sales partners.

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed-oriented design and engineering and strong case materials and internal and structural layouts, and are backed by responsive customer service.

 Our Market Opportunity

The trend of vehicle electrification is expected to be a significant growth catalyst for lithium compounds over the next decade and beyond. According to ResearchAndMarkets.com, the global EV market demand is expected to reach $1.66 trillion by 2030, expanding at a compound annual growth rate (“CAGR”) of 14.5% over the forecast period. On a global level, the market is driven by initiatives taken by governments of various countries to promote manufacturing of EVs. For example, the Electric Vehicles Initiative (“EVI”), a multi-government forum with 13 participating countries, works to increase the adoption of EVs globally. Several campaigns and programs have been launched through the EVI forum, including the EV30@30 in 2017 initiative, which aims to have at least 11 countries with EVs reflecting 30% of new vehicle sales by 2030. Further, according to ResearchAndMarkets.com, the United States EV market size was valued at $49.1 billion in 2022 and is anticipated to expand at a CAGR of over 15.5% between 2023 and 2032 due to the growing demand for efficient and eco-friendly vehicles.

Furthermore, the North American RV market was estimated at roughly $33.95 billion in 2021, and is projected to grow at a 5.0% CAGR from 2024 to 2032 according to Expert Market Research. There are over 200 national chain RV dealers in the United States, further underscoring the robust market for these vehicles.

At the intersection of both these trends lies the rapidly expanding lithium battery market. According to IMARC, the market for lithium-ion batteries is projected to grow at 13.2% CAGR to reach $93.3 billion by 2028.

The vast expansion of the lithium battery market can be attributed to global trends promoting clean energy, as well as the compact and flexible nature of lithium battery packs which make them easy to install in RVs and boats. Our technology, which we believe offers industry leading battery pack flexibility for the most efficient energy storage, is poised to be able to offer power to these large vehicles such as RVs and recreational boats.

Expion360 is focused on expanding its position in the deep cycle, off-grid and stationary energy storage markets. According to the Federal Consortium for Advanced Batteries, the United States has five goals in mind to secure battery materials and the U.S. technology supply chain. They include (1) securing access to raw materials; (2) support of the U.S. materials-processing base; (3) stimulation of U.S. electrode, cell, and pack manufacturing; (4) enabling recycling and reuse of critical materials; and (5) support of scientific R&D, STEM education and workforce development. Expion360 is well-positioned to benefit from this national focus.

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

Competitive Strengths

We believe the following strengths differentiate Expion360 and create long-term, sustainable competitive advantages:

Superior Capacity to Lead Acid Competitors

Lead-acid batteries have always been the standard in RV and marine transportation vehicles. Our lithium-ion batteries offer superior capacity to our lead-acid competitors. Our batteries utilize lithium iron phosphate, and therefore, are expected to have a lifespan of approximately 12 years - three to four times that of certain lead-acid batteries and with ten times the number of charging cycles. Furthermore, we believe that our typical battery provides three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a .1C rate).

In addition, in September 2023, Expion360 introduced a new 4.5 Ah 26650 lithium-ion phosphate battery cell. This will allow us to increase energy density by over 32% compared to traditional 3.4 Ah 26650 cells. The 12 volt 450 Ah battery was introduced in September 2023 as our first e360 battery incorporating our 4.5 Ah cell technology.

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

 Expansion into New Markets

In furtherance of our vision of stored energy, in the second quarter of 2023, we commenced deliveries of a portable power generator product, the AURA POWERCAP™ 600 (the “Aura 600”). The Aura 600 is designed to fit and convert any one of Expion360’s Group 24 lithium batteries into a 600W mobile power station. The Aura 600’s proprietary patent pending design allows it to join seamlessly to 60Ah, 80Ah, and 95Ah Expion360 batteries. The Aura 600 is an exclusive fit to Expion360 batteries and is not compatible with other brands. The Aura 600 contains beneficial features and functions for a compact portable power unit, including the ability to recharge the battery from the input charge port using the included 7 Amp household charger and the ability to recharge remotely with Expion360’s lightweight portable solar panel options, which are sold separately. In January 2023, we also announced our plans to introduce the AURA POWERCAP™ 800 (the “Aura 800”), which is designed to fit and convert any one of our Group 27 lithium batteries into an 800W mobile power station. The Aura 800’s design allows it to join to 100Ah and 120Ah Expion360 batteries. While we have completed development of the Aura 800 and accepted pre-orders of the product, demand for the Aura 800 has been softer than anticipated and we have no current plans to commence commercial sales of the product. We remain focused on growing our commercial sales of the Aura 600.

Additionally, in June 2023, we unveiled e360 SmartTalk, an innovative mobile app that allows the seamless integration and management of e360 Bluetooth-enabled LiFePO4 batteries. The technology enables users to wirelessly monitor and manage e360 batteries, providing a view of individual battery conditions and performance as well as a comprehensive view of an entire power bank consisting of multiple e360 batteries. The 48 Volt GC2 LiFePO4 battery was also introduced in June 2023 as our first e360 SmartTalk Battery for powering electric golf carts and other light electric vehicles (LEVs).

In December 2023, we entered the home energy storage market with our introduction of two LiFePO4 battery storage solutions: a wall mounted all-in-one inverter and 10kW battery and an expandable server rack style battery cabinet system. We believe our new home energy storage product line will benefit from a fast-growing battery energy storage market, which is forecasted by Markets and Markets to grow at a 26.4% CAGR to reach $17.5 billion by 2028. Further, according to Clean Energy Group, approximately 3.2 million homes in the United States have solar panels installed, but only about 6% of residential solar systems have battery storage.

Strong National Retail Customers and Distribution Channels

Expion360 has sales relationships with many major RV and marine retailers, and plans to use what we believe is a strong reputation in the lithium battery space to create an even stronger distribution channel. Current and former members of management have used their decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space, including Camping World, a leading national RV retailer; and Meyer Distributing, Inc., a leading national marketer and distributor of automotive and RV specialty products.

Expion360 Products

We focus on the design, assembly, and sales of LiFePO4 batteries and supporting accessories for RV and marine applications, as well as our recent expansion into home energy storage solutions. Our batteries are designed and engineered in-house using premium lithium iron phosphate cells with quality controls at every step. We use high-grade LiFePO4 encased in steel and meeting the UL 1642 standard (UL File No. MH64383). We believe that our materials and engineering enhance the reliability, stability, and safety of our products. We reimagined the standard battery case and included built-in rubber feet, radiused corners, 96.7% larger terminal connection pads, interior molded ribs for structural security, and the highest-grade ABS plastics with additives for fire retardancy. To maximize the power and efficiency of our batteries, we welded our cells via thick copper/tin-machined collector plates, welded all interior pack points, added a press break flange at each end to create a mechanical backbone for the battery monitoring system (the “BMS”), used high-grade wiring and ring terminals throughout, and treated connections with industrial epoxy for long-lasting protection. Our internal “smart” BMS design includes multiple safety and performance features, such as: low temperature discharge, auto shutoff, short circuit protection, low- and high-voltage shutoffs, and overcurrent disconnect. Our structurally sound BMS board features a bolted design, eliminating all unnecessary solder, resulting in one cohesive pack with a long lifespan. We hold our lithium batteries to high safety standards, which has enabled us to achieve a UL 1973 compliance. We stand by our batteries with an industry leading 12-year warranty.

To enable us to provide a full range of components to complement our battery offerings, we offer a suite of accessories and components for new installations or conversions which includes but is not limited to chargers, monitors, inverters, and solar components from brands such as Victron Energy and RedArc.

As of December 31, 2023, we offer the following products for sale:

●	12v batteries:

o    Group 24 batteries:

●	e360 60Ah lithium battery
●	e360 80Ah lithium battery
●	e360 Extreme Density 95Ah lithium battery

o    Group 27 batteries:

●	e360 100Ah lithium battery
●	e360 Extreme Density 120Ah lithium battery

o    Custom form factor battery:

●	e360 Extreme Density 360Ah battery
●	e360 Extreme Density 450 Ah lithium battery
●	48v batteries:

o    Group GC2 batteries:

●	e360 36Ah lithium battery
●	Expion360 e360 Lithium Power Bundle™
●	Battery monitors
●	DC battery chargers
●	Industrial tie-downs – 7 models
●	Terminal blocks
●	Bus bars
●	AURA POWERCAPTM 600
●	e360 SmartTalkTM mobile app

As of December 31, 2023, we have the following products in our pipeline:

●	In September 2023, we introduced a new 4.5 Ah 26650 lithium-ion phosphate battery cell and 12 Volt 450 Ah e360 SmartTalk™ lithium-ion battery. Expion360 began taking pre-orders for the new 450 Ah e360 SmartTalk™ battery starting in the fourth quarter of 2023, with initial shipments expected to begin in the first quarter of 2024.

●	In December 2023, we introduced our two LiFePO4 battery storage solutions, a wall mounted all-in-one inverter and 10kW battery and an expandable server rack style battery cabinet system. Expion360 expects to begin taking orders for the new home energy storage solutions in second quarter of 2024 with anticipated deliveries beginning in second half of 2024. See the section above titled “—Expansion into New Markets” for additional information about the new home energy storage solutions.

Competitors

Our competitors include lithium-ion battery manufacturers, such as Relion (which was acquired by Brunswick Corporation in September 2021); Dragonfly Energy Holdings Corp (Nasdaq: DFLI), the manufacturer of Battle Born Batteries; Renogy; and Dakota Lithium. Lead-acid battery manufactures also continue to have a presence in the marketplace. We have designed custom form factors in both the industry standard Group 24 and Group 27 battery sizes allowing us to visually and structurally differentiate Expion360 within the market space. We believe that our custom 360Ah battery also provides a unique capacity to footprint ratio compared to lead-acid and lithium battery competitors. Our batteries utilize lithium iron phosphate, and therefore, are expected to have a lifespan of approximately 12 years - three to four times that of certain lead-acid batteries and with ten times the number of charging cycles. Furthermore, we believe that our typical battery provides three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a ..1C rate).

Manufacturing and Supply Chain

Our batteries are manufactured by multiple third-party manufacturers located in Asia, which also produce our battery cells. While we do not have long-term purchase agreements with our third-party manufacturers and our purchases are completed on a purchase order basis, we maintain strong relationships with our manufacturers and cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts). The strength of these relationships has helped us moderate increased supply-related costs associated with inflation, currency fluctuations, and U.S. government tariffs imposed on our imports and to avoid potential shipment delays. We aim to maintain an appropriate level of inventory to satisfy our expected supply requirements. We believe that we could locate suitable alternative third-party manufacturers to fulfill our needs if needed.

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers that meet our approval and quality standards and, as a result, we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices and/or the need to find alternative suppliers. For example, a global shortage and component supply disruptions of electronic battery components were reported during 2021 and 2022, but it is not currently affecting our supply chain. Our battery cell manufacturers also have joint venture factories outside of Asia and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, we secured a secondary source for lithium iron phosphate cells used in our batteries from a supplier in Europe, enabling us to source materials outside of Asia in the event it becomes necessary to do so.

Lithium is a key raw material used to produce our battery cells and as a result, the cost of our battery cells is dependent on the price and availability of lithium, which may be volatile and unpredictable

In addition to increased mining and newly located reserves, there is also an industry push to provide more efficient ways to extract lithium from the mined ore. Another development of the past few years is lithium cell recycling. This process will recapture the raw lithium from the cell for reuse in future cells. The price of lithium remains subject to volatility and thus we aim to monitor any developments that might adversely affect our supply chain.

Customers

We currently have more than 300 customers across the United States consisting of dealers, wholesalers, private-label customers and original equipment manufacturers who then sell our products to end consumers. Our sales are completed on a purchase order basis and most are without firm, long-term revenue commitments or sales arrangements. In addition, we also sell products directly to consumers. Expion360 has sales relationships with many major RV retailers, including Camping World, a leading national RV retailer and Meyer Distributing, Inc., a leading national marketer and distributor of automotive and RV specialty products. In December 2022, we were selected as the exclusive supplier of lithium-ion batteries for an overland trailer to be branded and sold by a top U.S. sports utility vehicle manufacturer. Due to the progress and success with our existing sales and distribution activities and to avoid any channel conflicts, our previously announced value-added reseller program has been deferred, pending additional review. We will continue to focus on our sales and distribution channels in order to develop existing customer relationships and grow our customer base. We also offer a high level of technical support to our customers before and after product sales.

We currently derive a significant portion of our revenues from a limited number of customers. During the year ended December 31, 2023, sales to two customers totaled approximately 21% of our total sales. While these customers did not have accounts receivable balances as of December 31, 2023, four other customers had accounts receivable balances totaling $140 thousand, representing 90% of total accounts receivable as of December 31, 2023. Sales to each of our other customers did not exceed 10% during this period.

Intellectual Property

The success of our business and our technology leadership is supported by our proprietary battery technology. We have filed 11 patent applications in the United States to provide protection for our technology, including seven design patent applications and four utility patent applications. In addition, we rely upon a combination of trademark and trade secret laws in the United States, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. We also seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties.

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States. In an effort to protect our brand, as of December 31, 2023, we own 15 trademark registrations to cover our house marks in the United States. We also own nine trademark registrations relating to our house marks in Canada.

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

In August 2022, our Group 24 and Group 27 batteries passed UL 1973 certification. In February 2023, our custom 360Ah battery also passed UL 1973 certification.

 Employees

As of December 31, 2023, we had 23 full-time employees. None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike, or labor dispute. We believe our working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Environmental, Health, and Safety

We and our third-party manufacturers and suppliers are, and could become, subject to a wide range of international, federal, state, provincial, and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Although we outsource our manufacturing, the manufacturing of our products by our third-party manufacturers and suppliers require the use of hazardous materials that similarly subject these third parties, and therefore our business, to such environmental laws and regulations. Our failure or the failure of these third parties to comply with these laws or regulations can result in regulatory, civil, or criminal penalties, fines, and legal liabilities, suspension of production, alteration of manufacturing processes, including for our products, reputational damage, and negative impact on our operations or sales of our products and services. Increased compliance costs by our third-party manufacturing partners may also result in increased costs to our business. Our business and operations are also subject to health and safety laws and regulations adopted by government agencies such as the Occupational Safety and Health Administration. Although we believe we are in material compliance with applicable law concerning matters relating to health, safety, and the environment, the risk of liability relating to these matters cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance nor have we experienced any material issues relating to employee health and safety. See the section titled “Risk Factors” for additional information.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we have elected to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	the requirement that we provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	exemption from the requirement that we hold a non-binding advisory vote on executive compensation or golden parachute arrangements; and

●	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer as defined in the Exchange Act.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our common stock, par value $0.001 per share (“Common Stock”) held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year, and our Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Company Information

Expion360 Inc. was initially organized as a limited liability company under the name Yozamp Products Company, LLC in the State of Oregon on June 16, 2016, and converted to a Nevada corporation under its current name pursuant to articles of conversion dated as of November 16, 2021.

Our website is found at expion360.com and on the Investor Relations section of our website, we post or will post, as applicable, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, our Proxy Statements on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

The SEC also maintains a website found at http://www.sec.gov/ that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. risk factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and adversely affect our results of operations and financial condition.

Risk Factor Summary

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition and results of operations. The summary should be read in conjunction with the more detailed risk factors set forth in this “Risk Factors” section and the other information contained in this Annual Report.

•	We operate in an extremely competitive industry and are subject to pricing pressures.
•	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
•	Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
•	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales in 2023 and 2022.
•	Nearly all of our raw materials enter the United States through a limited number of ports, and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.
•	Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.
•	We are currently, and will likely continue to be, dependent on our three warehouses. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.
•	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.
•	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
•	If our electronic data is compromised or if we fail to keep pace with developments in technology, our business could be significantly harmed.
•	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and sustain our operations.
•	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
•	Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.

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

We have experienced net losses in each period since inception. We generated net losses of $7.5 million for each of the years ended December 31, 2023 and 2022.

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

Our audited financial statements as of and for the years ended December 31, 2023 and 2022 were prepared on the assumption that we would continue as a going concern. For the years ended December 31, 2023 and 2022, the company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the years ended December 31, 2023 and 2022. If our operating results fail to improve and/or if we fail to raise additional debt or equity financing, then our financial condition could render us unable to continue as a going concern.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales in 2023 and 2022.

We currently derive a significant portion of our revenues from a limited number of customers. During the year ended December 31, 2023, sales to two customers totaled approximately 21% of our total sales and these customers did not have any outstanding accounts receivable at December 31, 2023. While these customers did not have accounts receivable balances as of December 31, 2023, four other customers had accounts receivable balances totaling $140 thousand, representing 90% of total accounts receivable as of December 31, 2023. Sales to each of our other customers did not exceed 10% during this period. During the year ended December 31, 2022, sales to our top three customers totaled approximately 41% of our total sales. Amounts due from these customers totaled approximately 43% of our total accounts receivable at December 31, 2022. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. In addition, our sales are completed on a purchase order basis and most are without firm, long-term revenue commitments or sales arrangements. It is not possible for us to predict the future level of demand for our products and services that will be generated by our customers or the future demand for the products and services of our other customers. If any of our customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations and/or trading price of our common stock. Furthermore, there is inherent risk associated with accounts receivable concentration as a deterioration in the financial condition of a limited number of account debtors, or any other factor which affects their ability or willingness to pay could in turn have a material adverse effect on our financial condition.

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

Our results of operations may be negatively impacted by public health epidemics or outbreaks.

We are exposed to risks associated with public health crises and epidemics or pandemics. A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact our operations and demand for our products and therefore have a material adverse effect on our business and results of operations. For example, the COVID-19 global pandemic adversely impacted our operations, supply chains, and distribution systems as well as those of our third-party suppliers and manufacturers, which are located in the United States, Asia and Europe. A future public health epidemic or outbreak may make it more difficult for us and our third-party manufacturers to find sufficient components or raw materials and component parts on a timely basis or at a cost-effective price. Any performance failure on the part of any of our significant suppliers or third-party manufacturers could interrupt production of our products, which would have a material adverse effect on our business, financial condition and results of operations. In addition, during the pandemic we experienced shortages and workforce slowdowns due to stay-at-home mandates, illness among our workforce, delays in shipping finished products to customers, and delays in our receiving batteries and certain components. The highly competitive labor market made it difficult to recruit and maintain a workforce properly sized and suited for our operational and strategic needs, which further adversely impacted our business, and any future incidence of disease could similarly impact our business. In addition, while the pandemic positively impacted our battery sales due to more consumers adopting the RV lifestyle, there is no guarantee that any such increase would be sustained, which could cause our results of operations to fluctuate.

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

  the difficulties and costs of localizing products for foreign markets;
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

The uncertainty in global economic conditions could negatively affect our operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business is also highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Our products are heavily dependent on the end markets that we serve and our operating results will vary by location, depending on the economic environment in these markets. Sales of our RV and marine power products, for example, depend significantly on demand for new electric products for RVs and marine applications, which, in turn, depends on end-user demand for RVs and boats. The uncertainty in global economic conditions varies by geographic location and can result in substantial volatility in global credit markets, particularly in the United States. These conditions, including levels of consumer spending, economic recessions, slow economic growth, economic and pricing instability, inflation levels, increase of interest rates, credit market volatility and adverse developments affecting financial institutions, could affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products. In addition, the Russia-Ukraine war and the Israel-Palestine conflict has and may continue to further exacerbate disruptions in the global supply chain. As a result of sanctions imposed in relation to the Russia-Ukraine conflict, gas prices in the United States have risen to historic levels, and geopolitical tensions in the Middle East has impacted global shipping routes. Any rise in the cost of fuel may cause a decrease in RV travel, which could ultimately negatively impact sales of our batteries for RVs. In 2022, we also experienced increased shipping costs as a result of increased fuel costs and shutdowns at the ports through which our lithium-ion batteries and other raw materials are shipped due to COVID-19 restrictions. We did not experience any major residual impacts in 2023. Any of the above factors could, in turn, negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

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

We currently rely on multiple third-party manufacturers located in Asia who also produce our battery cells and we intend to continue to rely on these suppliers going forward. Lithium-ion batteries are our most significant raw material and are used along with significant amounts of plastics, steel, copper and other materials in our assembly and manufacturing processes. Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers and thus we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Furthermore, the cost of raw materials may also be influenced by transportation costs. Volatile raw material costs can significantly affect our operating results and make period-to-period comparisons extremely difficult. We cannot assure you that we will be able to either hedge the costs or that we or our third-party manufacturers will be able to secure the availability of our raw material requirements at a reasonable level or that we will be able to pass on to our customers the increased costs of our raw materials without affecting demand, or that limited availability of materials will not impact our production capabilities. Our inability to raise the price of our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on our revenue, operating profit, and net income.

In addition, during the years ended December 31, 2023 and 2022, approximately 70% and 85%, respectively, of inventory purchases were made from foreign suppliers in Asia. Our dependence on a limited number of key third-party manufacturers and suppliers exposes us to challenges and risks in ensuring that we maintain adequate supplies required to produce our batteries. We do not have long-term purchase arrangements with our third-party manufacturers and our purchases are completed on a purchase order basis. Thus, although we carefully manage our inventory and lead-times, we may experience a delay or disruption in our supply chain and/or our current suppliers may not continue to provide us with lithium-ion batteries in our required quantities or to our required specifications and quality levels or at attractive prices. Our close working relationships with our foreign suppliers to date, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and to order and receive delivery of components in advance of required demand, has helped us moderate or offset increased supply-related costs associated with inflation, currency fluctuations and tariffs imposed on our battery imports by the U.S. government and avoid potential shipment delays. If we are unable to enter into or maintain commercial arrangements with these suppliers on favorable terms, or if any of these suppliers experience unanticipated delays, disruptions or shutdowns or other difficulties ramping up their supply of products or materials to meet our requirements, our assembly operations and customer deliveries would be seriously impacted, potentially resulting in liquidated damages and harm to our customer relationships. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply in a reasonable time or on commercially reasonable terms.

Further, our dependence on these third-party suppliers entails additional risks, including:

●	inability, failure or unwillingness of third-party suppliers to comply with regulatory requirements;
●	breach of supply agreements by the third-party suppliers;
●	misappropriation or disclosure of our proprietary information, including our trade secrets and know-how;
●	relationships that third-party suppliers may have with others, which may include our competitors, and failure of third-party suppliers to adequately fulfill contractual duties, resulting in the need to enter into alternative arrangements, which may not be available, desirable or cost-effective; and
●	termination or nonrenewal of agreements by third-party suppliers at times that are costly or inconvenient for us.

Several of our key manufacturers and suppliers are located in China, and we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our batteries and other components we purchase from China have been, and may in the future be, subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our suppliers may not continue to provide us with battery components in our required quantities, to our required specifications and quality levels or at attractive prices.

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

The prices for our battery components fluctuate depending on market conditions and global demand, and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:

●	supply shortages caused by the inability or unwillingness of suppliers and their competitors to build or operate component production facilities to supply the numbers of battery components required to support the rapid growth of the electric RV and marine component vehicle industry and other industries in which we operate as demand for such components increases;
●	disruption in the supply of electronic circuits due to quality issues or insufficient raw materials;
●	a decrease in the number of manufacturers of battery components; and
●	an increase in the cost of raw materials.

We are dependent on the continued supply of battery components for our products. Any disruption in the supply of battery components could temporarily disrupt production of our products by our third-party manufacturers until a different supplier is fully qualified. The cost of our battery products depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt, and/or other metals which are used to produce battery components. Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers and thus we may have limited control over the agreed pricing for these raw materials and battery components. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles (“EVs”) and energy storage products. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges. Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and operating results.

We are currently, and will likely continue to be, dependent on our three warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.

We have two warehouse locations in Redmond, Oregon and a third warehouse in Elkhart, Indiana.

Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, utility and transportation infrastructure disruptions, acts of war or terrorism, or by public health crises, which may render it difficult or impossible for us to assemble our products for an extended period of time. The inability to produce our products or the backlog that could develop if any of our facilities is inoperable for even a short period of time may result in increased costs, harm to our reputation, a loss of customers or a material adverse effect on our business, financial condition or results of operations. Although we maintain property damage and business interruption insurance, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Our long-term target is to onshore the manufacturing of most of our components and assemblies, including cell manufacturing, to the United States. As part of this agenda, we leased a second facility in Redmond, Oregon for assembly line development and additional warehouse space. Our plans for expansion may experience delays, incur additional costs, or cause disruption to our existing production lines. The costs to successfully achieve our expansion goals may be greater than we expect, and we may fail to achieve our anticipated cost efficiencies, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, while we are generally responsible for delivering products to the customer, we do not maintain our own fleet of delivery vehicles and outsource this function to third parties. Any shortages in trucking capacity, any increase in the cost thereof or any other disruption to the highway systems could limit our ability to deliver our products in a timely manner or at all.

Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.

Our lithium-ion batteries use LiFePO4 as the cathode material for lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by releasing smoke and flames in a manner that can ignite nearby materials and other lithium-ion cells. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Further, negative public perceptions regarding the suitability or safety of lithium-ion cells or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our products, could seriously harm our business and reputation.

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

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in the jurisdictions in which we conduct or in the future may conduct activities, including, the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Our policies mandate compliance with these antibribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents as we expand our operations from the United States domestically to abroad. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially battery case construction, are important to our business and are not protected by patents. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies. If we are unable to protect our intellectual property and technology, we may lose any technological advantage we currently enjoy and may be required to take an impairment charge with respect to the carrying value of such intellectual property or goodwill established in connection with the acquisition thereof. In either case, our operating results and net income may be adversely affected. In addition, entities holding intellectual property rights relating to our technology may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Any such litigation or claims, whether or not valid or successful, could result in substantial costs and diversion of resources and our management’s attention. If we are determined to have infringed upon a third-party’s intellectual property rights, we may have to pay substantial damages, obtain a license or cease making certain products, which in turn could have a material adverse effect on our business, operating results and financial condition.

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

If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and services under development, and also contains certain customer, supplier, partner and employee data. Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems, which support our operations. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyberattacks, tampering, theft, misplaced or lost data, programming and/or human errors that could compromise the integrity and privacy of this data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations. High-profile security breaches at other companies and in government agencies have increased in recent years, and cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. While we devote significant resources to security measures to protect our systems and data, these measures cannot provide absolute security.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both or by entering into credit facilities or securing other types of financing. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our capital requirements. Further, we may be restricted in our ability to access existing sources of liquidity. For example, pursuant to the common stock purchase agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”), we may, at our sole discretion, direct Tumim to purchase up to $20.0 million of our Common Stock from time to time over a 24-month period (the “Equity Line of Credit Financing”). The purchase price per share that we may elect to sell to Tumim under the Common Stock Purchase Agreement will fluctuate based on the market prices of our Common Stock during a valuation period. Accordingly, it is not currently possible to predict the number of shares that will be sold to Tumim, the actual purchase price per share to be paid by Tumim for such Shares, or the actual gross proceeds to be raised in connection with those sales, which may be substantially less than the $20.0 million available to us under the Common Stock Purchase Agreement.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, such as the closure of Silicon Valley Bank and the placement into receivership of Signature Bank in March 2023, have in the past and may in the future lead to market-wide liquidity problems. Although we did not have any cash or cash equivalent balances on deposit at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to raise additional financing or to access our existing cash, cash equivalents and investments may be threatened.

If we incur new debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. For example, the senior convertible note issued to 3i, LP (the “3i Note”) contains restrictions on our ability to pay dividends or make distributions. If we issue additional equity securities, existing stockholders may experience dilution, and the new equity securities could have rights senior to those of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our Common Stock and diluting their interest.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. For example, John Yozamp, our co-founder, former Chief Business Development Officer, and former Chief Executive Officer, pioneered multiple new recreational concepts in the RV industry and leveraged extensive relationships in the RV OEM business to establish our company. Mr. Yozamp retired as Chief Business Development Officer as of December 31, 2023. While we believe we have successfully transitioned from his departure and have sufficient experience among our management team, any additional attrition in the future could adversely impact us. In addition, if we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely affected.

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

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly, and you may lose all or a part of your investment.

The trading price of our securities may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial condition and results of operations, or those of other companies in our industry;
•	actual or anticipated strategic, technological, or regulatory threats, whether or not warranted by actual events;
•	whether any securities analysts cover our stock;
•	issuance of new or changed securities analysts’ reports or recommendations, if any;
•	investor perceptions of our Company, the lithium battery and accessory industry;
•	the volume of trading in our stock;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key management personnel, creative, or other talent;
•	regulatory or political developments, including changes in laws or regulations that are applicable to our business;
•	litigation and governmental investigations;
•	sales or distributions of our common stock by significant stockholders, the entity through which our controlling stockholder holds its investment, or other insiders;
•	natural disasters and other calamities; and
•	macroeconomic conditions.

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

You will experience additional dilution upon the exercise of options and warrants to purchase our Common Stock, including those options currently outstanding and possibly those granted in the future, and the issuance of restricted stock or other equity awards under our stock incentive plans. As of March 23, 2024, we had 200,000,000 shares of Common Stock authorized, of which 7,036,937 were issued. Our Articles of Incorporation authorizes us to issue shares of Common Stock and options, rights, warrants and appreciation rights relating to Common Stock for the consideration and on the terms and conditions established by our Board of Directors (“Board”) in its sole discretion, whether in connection with our incentive plans, acquisitions or otherwise. We have reserved 1,000,000 shares of Common Stock for issuance upon the exercise of outstanding stock options under the 2021 Incentive Award Plan and 2,500,000 shares of Common Stock for issuance pursuant to our 2021 Employee Stock Purchase Plan. In addition, as of March 23, 2024, there were 765,295 outstanding warrants, 30,000 options not issued under a specific plan, and 1,179,500 options to purchase 1,974,795 shares of our Common Stock. In addition, there are 52,540 RSUs outstanding. Any Common Stock that we issue, including stock issued under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options or warrants would dilute the percentage ownership held by our common stockholders. To the extent we raise additional capital by issuing equity securities, our stockholders may also experience substantial additional dilution.

Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.

If our existing stockholders sell substantial amounts of our securities in the public market, the market price of our securities could decrease significantly. The perception in the public market that our stockholders might sell securities could also depress our market price. As of March 23, 2024, we had 7,036,937 shares of Common Stock outstanding. Pursuant to the terms of the warrants issued to the underwriters (or their designees) in connection with our initial public offering (the “Underwriter Warrants”), the holders of the Underwriter Warrants have the right, subject to certain conditions, to require us to register the sale of the shares of our Common Stock underlying their Underwriter Warrants under the Securities Act.

If the holders of the Underwriter Warrants exercise their registration rights, the market price of shares of our securities may drop significantly. In addition, all of the shares of Common Stock issuable upon exercise of outstanding stock options under the 2021 Incentive Award Plan and all of the shares of Common Stock issuable pursuant to the 2021 Employee Stock Purchase Plan have been registered for public resale under the Securities Act. A decline in the price of shares of our securities might impede our ability to raise capital through the issuance of additional shares of our Common Stock or other equity securities.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with public company regulations.

As a public company, and particularly after we cease to be an “emerging growth company,” as defined in the JOBS Act, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley, as well as rules promulgated by the Securities and Exchange Commission (“SEC”) and The Nasdaq Capital Market (“Nasdaq”), require us to adopt corporate governance practices applicable to U.S. public companies. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs.

The Sarbanes-Oxley of 2002 (“Sarbanes-Oxley”), as well as rules and regulations subsequently implemented by the SEC and Nasdaq, have imposed increased disclosure and enhanced corporate governance practices for public companies. Our efforts to continue to comply with evolving laws, regulations and standards are likely to result in increased expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We may not be successful in continuing to implement these requirements and implementing them could adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our financial results on a timely and accurate basis could be impaired.

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

As an “emerging growth company,” we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we chose to rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We choose to avail ourselves of this extended transition period and defer adoption of certain changes in accounting standards.

As described in Section 101 of the JOBS Act, the “emerging growth company” classification can be retained for up to five years following our initial public offering or until the earlier occurrence of the following: the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30; or the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active market for our securities and our stock price may be more volatile.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and stock price.

We are required to comply with certain SEC rules that implement Sections 302 and 404 of Sarbanes-Oxley, which require management to certify financial and other information in our quarterly and annual reports and beginning with this Annual Report, provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made in our internal control procedures on a quarterly basis, we take advantage of certain exceptions from reporting requirements that are available to “emerging growth companies” under the JOBS Act. For example, each independent registered public accounting firm that performs an audit for us has not been required to attest to and report on our annual assessment of our internal controls over financial reporting pursuant to Section 404 and will not be required to do so until we are no longer an “emerging growth company” as defined in the JOBS Act and a non-accelerated filer in accordance with Rule 12b-2 under the Exchange Act. While we expect to be ready to comply with Section 404 of Sarbanes-Oxley by the applicable deadline, we cannot assure you that this will be the case. Furthermore, we may identify material weaknesses that we may be unable to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of Sarbanes-Oxley. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may be unable to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. If we are unable to implement the requirements of Section 404 of Sarbanes-Oxley in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our management has broad discretion as to the use of the net proceeds from our initial public offering and equity and debt financings.

While there have been no changes to our planned use of proceeds from our initial public offering, as disclosed in the final prospectus for our initial public offering, our management continues to have broad discretion in the application of the net proceeds. In addition, management has broad discretion in the application of the net proceeds from the 3i Note and Equity Line of Credit Financing, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our Common Stock. Accordingly, you will have to rely upon the judgment of our management with respect to the use of these proceeds. Our management may spend a portion or all of the net proceeds from our initial public offering in ways that holders of the shares may not desire or that may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could result in financial losses, and these financial losses could have a material adverse effect on our business, cause the price of our Common Stock to decline and delay the development of our products. Pending their use, we may also invest the net proceeds from our offerings in a manner that does not produce income or that loses value.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our Common Stock is less than $5.00, our Common Stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Risks Related to Our Capital Structure

Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

As of December 31, 2023, we had total liabilities of $6.6 million, of which $2.8 million was related to operating lease liabilities and $3.2 million was related to debt obligations.

If we cannot generate sufficient cash flow from operations to service our lease and debt obligations, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us, or at all. Our substantial lease and debt obligations could have important consequences, including:

●	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes may be limited;
●	a portion of our cash flows from operations will be dedicated to payments on our lease and debt obligations and will not be available for other purposes, including operations, capital expenditures and future business opportunities;
●	we may be vulnerable in a downturn in general economic conditions or in business or may be unable to carry on capital spending that is important to our growth;
●	restrictive covenants in our debt documents may impose significant operating and financial restrictions on us, including our ability to pay dividends and make other restricted payments or sell our collateral (other than inventory in the ordinary course of business);
●	our ability to introduce new products or new technologies or exploit business opportunities may be restricted; and
●	we may be placed at a disadvantage compared with competitors that have proportionately less lease and debt obligations.

Our principal stockholder continues to have substantial control over us.

As of March 23, 2024, John Yozamp, our Co-Founder and former Chief Executive Officer and Chief Business Development Officer, beneficially owns approximately 21.5% of our outstanding Common Stock, and, his brother, James Yozamp, Jr., owns approximately 7.1%. As a consequence, Mr. Yozamp and his affiliates, including his brother, are able to substantially influence matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of Mr. Yozamp and/or his affiliates may not always align with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control otherwise favored by our other stockholders and could depress our stock price.

Our Articles of Incorporation provides that the Nevada Eighth Judicial District Court of Clark County, Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Articles of Incorporation provides that, subject to limited exceptions, the Nevada Eighth Judicial District Court of Clark County, Nevada shall be, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought in the name or right of the Corporation or on its behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Nevada Revised Statutes Chapters 78 or 92A, our Articles of incorporation or our Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our Articles of Incorporation or Bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine.

Although these choice of forum provisions would not apply to suits brought to enforce any duty or liability created by the Exchange Act or rules and regulations thereunder, and suits brought to enforce the Securities Act or rules and regulations thereunder are granted concurrent jurisdiction in federal and state courts pursuant to preemptive federal law, these choice of forum provisions may otherwise limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Nevada Eighth Judicial District Court of Clark County, Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Nevada. The Nevada Eighth Judicial District Court of Clark County, Nevada may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1c. cybersecurity

We maintain an information security and cybersecurity program, as well as a cybersecurity governance framework, which are designed to protect our information systems against operational risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats which include, among other things, operational risks, intellectual property theft, fraud or extortion, harm to employees or customers, violation of privacy or security laws and related litigation and legal risk, and reputational risks.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, and detect and contain any cybersecurity incidents that impact us. We regularly engage with third-party consultants in connection with our cybersecurity risk management program, which is overseen by our Chief Operating Officer. The program is integrated into our overall risk management systems and processes, and includes a cybersecurity risk assessment process that routinely evaluates potential impacts of cybersecurity risks on our business, including our operations, financial stability, and reputation. These assessments inform our cybersecurity risk mitigation strategies. The results are regularly shared with management and the Audit Committee of our Board as part of the committee’s involvement in managing and overseeing cybersecurity risks.

Our cybersecurity risk management program also includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. If a cybersecurity incident is determined to be a potentially material cybersecurity incident, our disclosure controls and procedures define the steps to determine materiality and disclose such a material cybersecurity incident.

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other global financial institutions, we, as well as our employees, customers, regulators, service providers, and other third parties have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see the section entitled “Risk Factors — If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.” included within this Annual Report.

Cybersecurity Governance

Our Board is actively involved in overseeing risks from cybersecurity threats. At least once a year, our Board discusses our programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of our business strategy. Our Audit Committee has the authority to oversee and review the adequacy of our cybersecurity, information and technology security, and data privacy programs, procedures, and policies.

The Audit Committee regularly receives updates from management with respect to our efforts to manage data protection, cybersecurity, and information and technology risks, and assesses the results of reviews from internal audits. Materials presented to our Audit Committee include updates on our data security posture, results from internal audit and third-party assessments, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Audit Committee also regularly engages with Management on technology risk-related topics.

Our processes also allow for our Board and the Audit Committee to be informed of key cybersecurity risks outside the regular reporting schedule. While regular meetings of the Audit Committee are scheduled on a quarterly cadence, the Audit Committee is authorized to meet with management or individual directors at any time it deems appropriate to discuss matters relevant to the committee. Our policy is for the Board and the Audit Committee to receive prompt and timely information regarding any cybersecurity risk (including any incident) that meets reporting thresholds, as well as ongoing updates regarding any such risk.

ITEM 2. PROPERTIES

Our corporate headquarters are in Redmond, Oregon, and house our engineering, sales, accounting, and operations staff. Our primary product warehouse is also located there. Our headquarters is approximately 15,000 square feet, leased at a base rent that increases 3.0% annually on January 31st of each year. From January 31, 2023 to January 30, 2024, the rental cost of our headquarters was approximately $19,000 per month.

We also lease a facility in Redmond, Oregon primarily used for warehousing, but it is also expected to be used for our first battery pack assembly plant in the United States. The square footage of this facility is approximately 31,400 square feet, and from February 1, 2023 to January 31, 2024, the rental cost of this facility was approximately $32,400 per month. Some of the equipment for the assembly line was received in October 2022 due to a delay by our equipment supplier. We are working on setup and development of additional equipment to automate the line, subject to market conditions.

We also lease a property in Elkhart, Indiana. In 2023, it served to provide a stocking location for several large manufacturers in the area. Elkhart is a hub for RV manufacturing in the United States. Currently it is primarily used for office space, and a backup location for warehousing and distribution to local customers. The square footage of this facility is approximately 7,000 square feet, leased at a cost of $4,900 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on Nasdaq on April 1, 2022 under the symbol “XPON.” As of March 23, 2024, there were approximately 11 registered holders of our Common Stock.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock. We do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, and other factors our Board may deem relevant. Further, the outstanding 3i Note and any future debt facilities we may enter into may contain restrictions on our ability to pay dividends or make distributions, and any new credit facilities we may enter into may contain similar restrictions.

Stock Performance Graph

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 201(e) of Regulation S-K.

Recent Sales of Unregistered Securities from Registered Securities

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2023 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Use of Proceeds from Registered Securities

On April 5, 2022, we completed our initial public offering of 2,145,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 321,750 additional shares of common stock, at a public offering price of $7.00 per share, resulting in aggregate gross proceeds of $17,267,250 and net proceeds of $14,772,487 after issuance costs of $2,494,763. The offer and sale of these shares were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-262285), which was declared effective by the SEC on March 31, 2022. Paulson Investment Company LLC, Alexander Capital, LP and Revere Securities LLC acted as underwriters for the offering. Shares of our common stock began trading on Nasdaq on April 1, 2022 and, following the sale of all the shares upon the closing of the initial public offering on April 5, 2022, the offer terminated.

No offering expenses were paid directly or indirectly to any of our directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus for our initial public offering dated March 31, 2022, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 4, 2022, and those disclosed in this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2023 and 2022, included in this Annual Report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Annual Report, including in Item 1A. “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements and Industry Data.” Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this section may not sum due to rounding.

Overview

Expion360 focuses on the design, assembly, manufacturing, and sales of LiFePO4 batteries and supporting accessories for RVs, marine applications and home energy storage products with plans to expand into industrial applications. We design, assemble, and distribute high-powered, lithium battery solutions using ground-breaking concepts with a creative sales and marketing approach. We believe that our product offerings include some of the most dense and minimal-footprint batteries in the RV and marine industries. We are developing the e360 Home Energy Storage System that we expect to change the industry in barrier price, flexibility, and integration. We are deploying multiple intellectual property strategies with research and products to sustain and scale the business. We currently have customers consisting of dealers, wholesalers, private label customers and original equipment manufacturers who are driving revenue and brand awareness nationally.

Our primary target markets are currently the RV and marine industries. We believe that we are well-positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. We are also focused on expanding into the home energy storage market with the introduction of our two LiFePO4 battery storage solutions, where we aim to provide a cost-effective, low barrier of entry, flexible system for those looking to power their homes via solar energy, wind, or grid back-up. Along with RV, marine and home energy storage markets, we aim to provide additional capacities to the ever-expanding electric forklift and industrial material handling markets.

Expion360’s e360 product line, which is manufactured for the RV and marine industries, was launched in December 2020. The e360 product line, through its sales growth, has shown to be a preferred conversion solution for lead-acid batteries. In December 2023, we announced our entrance into the home energy storge market with our introduction of two LiFePO4 battery storage solutions that enable residential and small business customers to create their own stable micro-energy grid and lessen the impact of increasing power fluctuations and outages. We believe that our e360 Home Energy Storage System has strong revenue potential with recurring income opportunities for us and our associated sales partners.

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed-oriented design and engineering and strong case materials and internal and structural layouts, and are backed by responsive customer service.

Recent Developments

Corporate Leadership

In December 2023, John Yozamp retired as our Chief Business Development Officer. In connection with Mr. Yozamp’s retirement, the Company and Mr. Yozamp entered into: (i) a consulting agreement pursuant to which Mr. Yozamp has agreed to provide services as our independent sales representative for a period of six months, subject to extension or earlier termination as provided for in the agreement, and (ii) a standard release agreement pursuant to which Mr. Yozamp agreed to release certain claims against us.

Convertible Note Financing and Equity Line of Credit Financing

In December 2023, we entered into a securities purchase agreement (the “Note Purchase Agreement”) with 3i, LP (“3i”) pursuant to which we sold, and 3i purchased: (i) a senior unsecured convertible note we issued in the aggregate principal amount of $2,750,000, with an 10.0% original issue discount and an interest rate of 9.0% per annum (the “3i Note”), (ii) up to $247,500 in newly issued shares of Common Stock (the “Interest Shares”), which may be payable, at our option and subject to the fulfillment of certain conditions set forth in the 3i Note, to satisfy interest payments under the Note, and 63,497 shares of Common Stock, which is equal to $300,000 of shares of Common Stock calculated as of the date of the Note Purchase Agreement issued to 3i as consideration for its commitment to purchase the Note (collectively, the “3i Note Transaction”). The 3i Note is convertible into a maximum of 727,387 shares of Common Stock. The conversion of the 3i Note is subject to the terms of the Note Purchase Agreement, including the beneficial ownership limitations and share issuance caps specified therein. In connection with the 3i Note Transaction, we filed a prospectus supplement with the SEC pursuant to Rule 424(b) under the Securities Act.

In December 2023, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which we have the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock and (b) the Exchange Cap (as defined in the Common Stock Purchase Agreement) (the “Equity Line of Credit Financing”). In connection with the Equity Line of Credit Financing, we filed a Registration Statement on Form S-1 (File No. 333-276663) with the SEC on January 23, 2024, which was declared effective on February 9, 2024.

New Products

In January 2024, we introduced our next generation GC2 and Group 27 series lithium iron phosphate (“LiFePO4”) batteries. The new versions now include higher amp-hour options (4.0Ah and 4.5Ah cell technology) and the latest advancements in power technology features, including Expion360’s proprietary Vertical Heat Conduction™ (“VHC™”) internal heating, Bluetooth® and controller area network (“CAN Bus”) communication. Expion360 began taking pre-orders of the new GC2 and Group 27 batteries in Q1 2024 with anticipated deliveries Q2 2024. See the section titled “Business—Expansion into New Markets” for additional information about the higher amp-hour cells and Vertical Heat Conduction™ internal heating.

Debt Repayment

On January 23, 2024 the Company paid off a stockholder note payable with principal due of $62,500, along with the remaining interest due.

On February 29, 2024, the Company sold two trucks and paid off combined principal of $72,115 for the corresponding notes payable, as well as interest and fees.

On March 11, 2024, the Company sold another truck and paid off the principal of $14,196 for the corresponding note payable, as well as interest and fees.

 Warrant Exercises

In February 2024, a holder of 7,535 warrants previously issued by the Company with an exercise price of $3.32 exercised their warrants on a cashless basis, which resulted in the issuance of an additional 1,606 shares of Common Stock. As of the date of this Annual Report, the Company had 765,295 outstanding warrants.

Key Factors Affecting Our Operating Results

Our operating results and financial performance are significantly dependent on the following factors:

Consumer Demand

Although most of our current sales are generated through dealers, wholesalers and original equipment manufacturers (“OEMs”) focused on the RV and marine markets, ultimate demand for our products is reliant on demand from consumers. Our sales are completed on a purchase order basis, and most are without firm, long-term revenue commitments or sales arrangements, which we expect to continue going forward. Therefore, our future sales will be subject to risks and uncertainties related to end user demand.

Demand from end users is affected by a number of factors which may include fuel costs, overall macroeconomic conditions, inflation, interest rates, and geopolitical pressures. During the COVID-19 pandemic, the increased adoption of the RV lifestyle benefited battery suppliers. However, more recently we have seen a rise in fuel costs, higher interest rates, and other changes in macroeconomic conditions which have created a decrease in end user spending decisions which is affecting our markets. These conditions may continue to have a negative effect on our business.

While RV and marine applications drive current revenues, Expion360 announced in December 2023 its entry into the home energy storage market with its introduction of two LiFePO4 battery storage solutions. Our e360 Home Energy Storage System aims to provide a cost-effective, low barrier of entry, flexible system for those looking to power their homes via solar energy, wind, or grid back-up. We see the vision of stored energy as a portable, moving concept, where stored energy can be transported from the home to other devices outside of it. The success of our strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

Manufacturing and Supply Chain

Our batteries are manufactured by multiple third-party manufacturers located in Asia, who also produce our battery cells. We then assemble and package the batteries in the United States for sale to our customers. While we do not have long-term purchase arrangements with our third-party manufacturers and our purchases are completed on a purchase order basis, we have had strong relationships with our third-party manufacturers spanning many years. Our close working relationships with our foreign suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and to order and receive delivery of components in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation, currency fluctuations, and U.S. government tariffs imposed on our imports and to avoid potential shipment delays. We aim to maintain an appropriate level of inventory to satisfy our expected supply requirements. We believe that we could locate alternative third-party manufacturers to fulfill our needs.

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third party suppliers that meet our approval and quality standards, and as a result, we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices and/or the need to find alternative suppliers. Our battery cell manufacturers have joint venture factories outside of Asia and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, we secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Europe, enabling us to source materials outside of Asia in the event it becomes necessary to do so.

Product and Customer Mix

As of December 31, 2023, we sell eight models of LiFEPO4 batteries, the Aura, and individual or bundled accessories for battery systems, two of which we have released over the last 12 months. Our products are sold to different customers (i.e., dealers, wholesalers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product, will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins which could decrease our margins and therefore negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operation. As we introduce new products, we may see a change in product and sales channel mix which could result in period-to-period fluctuations in our overall gross margin.

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

Key Line Items

Revenue

Our revenue is generated from the sale of products consisting primarily of batteries and accessories. We recognize revenue when control of goods or services is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. All of our sales are primarily within the United States.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, legal and professional fees, and sales and marketing costs. Other costs include facility and related costs, research and development, software and tech support, and travel expenses.

Interest and Other Income, net

Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 11.2% and amortization of debt issuance costs. As of December 31, 2023, we have debt issuance costs of $667,144 related to a short-term convertible note, which will be amortized January 2024 through December 2024.

Provision for Income Taxes

We are subject to corporate federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of December 31, 2023 or December 31, 2022.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheet at December 31, 2023 or December 31, 2022 and recognize interest and/or penalties in the statement of operations for the years ended December 31, 2023 and 2022, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

 Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Results of Operations

Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

The following table sets forth certain operational data as a percentage of sales:

	Fiscal Years Ended December 31,
	2023		2022
	$	% of Net sales	$	% of Net sales
Net sales	$5,981,134	100.0%	$7,162,837	100.0%
Cost of sales	4,405,611	73.7	4,874,392	68.1
Gross profit	1,575,523	26.3	2,288,445	31.9
Selling, general, and administrative expenses	8,745,135	146.2	8,241,859	115.1
Loss from operations	(7,169,612)	(119.9)	(5,953,414)	(83.1)
Other expense - net	283,369	4.7	1,591,976	22.2
Loss before income taxes	(7,452,981)	(124.6)	(7,545,390)	(105.3)
Net loss	(7,456,274)	(124.7)	(7,536,540)	(105.2)

Sales, net

Sales, net for the year ended December 31, 2023 decreased by $1.2 million, or 16.5%, compared to the year ended December 31, 2022. Sales were $7.2 million for the year ended December 31, 2022 and $6.0 million for the year ended December 31, 2023. The year-over-year decrease was primarily attributable to decreases in the consumer market, driving decreases in OEM sales.

 Cost of Sales

Total cost of sales for the year ended December 31, 2023 decreased by $469,000, or 9.6%, compared to the year ended December 31, 2022. Cost of sales were $4.9 million for the year ended December 31, 2022 and $4.4 million for the year ended December 31, 2023. Cost of sales as a percentage of sales increased by 5.6% in 2023. The change in cost of sales was primarily related to decreases in overall sales, resulting in a decrease in economies of scale pertaining to fixed costs.

 Gross Profit

Our gross profit for the year ended December 31, 2023 decreased by $713,000, or 31.2%, compared to the year ended December 31, 2022. Gross profit was $2.3 million for the year ended December 31, 2022 and $1.6 million for the year ended December 31, 2023. Gross profit as a percentage of sales decreased by 5.6% for the year ended December 31, 2023, to 26.3% compared to 31.9% for the year ended December 31, 2022. The decrease in gross profit for the year ended December 31, 2023 was primarily attributable to lower sales volumes due to the slowdown in the RV industry resulting in lower economies of scale on the fixed costs.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $503,000, or 6.1%, to $8.7 million for the year ended December 31, 2023 compared to $8.2 million for the year ended December 31, 2022, primarily due to an increase in legal and professional fees, which was partially offset by a significant decrease achieved in salaries and benefits. In addition, sales and marketing expenses, along with research and development expenses, increased significantly for the year ended December 31, 2023 compared to December 31, 2022.

Presented in the table below is the composition of selling, general and administrative expenses:

	Fiscal Years Ended December 31,
	2023	2022
Salaries and benefits	$3,681,410	$4,864,239
Legal and professional	2,034,374	887,741
Sales and marketing	929,220	677,679
Rents, maintenance, utilities	573,652	616,141
Research and development	397,662	278,382
Software, fees, tech support	234,285	190,222
Travel expenses	199,845	217,626
Depreciation	182,825	151,353
Insurance	179,989	128,202
Supplies, office	58,049	135,187
Other	273,824	95,087
Total	$8,745,135	$8,241,859

Other Expense

Other expense for the years ended December 31, 2023 and 2022 was $283,000 and $1.6 million, respectively. Other expense for the year ended December 31, 2023 was made up almost entirely of settlement expense of $282,000, with interest income and interest expense offsetting each other at $126,000 and $125,000, respectively. Other expense for the year ended December 31, 2022 was made up almost entirely of interest expense.

During the years ended December 31, 2023 and 2022, non-cash amortization of debt discount totaled $0.00 and $1.2 million, respectively. Interest expense attributable to debt obligations totaled $125,000 and $409,000 during the years ended December 31, 2023 and 2022, respectively. In April 2022, with the use of proceeds from the IPO, the Company paid off approximately $2.5 million in debt with interest rates ranging from 10.0 to 15.0%.

Net Loss

Our net loss for the years ended December 31, 2023 and 2022 was $7.5 million and $7.5 million, respectively. The net loss in the year ended December 31, 2023 was primarily the result of decreased sales; a large decrease in other expenses, especially interest expense, which was offset by the decreased sales, resulting in a net loss very similar for the years ended December 31, 2023 and 2022. Within selling, general, and administrative expense, a large reduction in salary and benefits expense for the year ended December 31, 2023 versus the prior year was offset by large increases in legal and professional fees and research and development, among other expenses.

Liquidity and Capital Resources

Overview

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of December 31, 2023 and 2022, our current assets exceeded current liabilities by $4.3 million and $10.8 million, respectively, and we had cash and cash equivalents of $3.9 million and $7.2 million, respectively. On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds, which management continues to use for working capital and general corporate purposes.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion.

As of December 31, 2023, we expect our short-term liquidity requirements to include (a) approximately $270,000 of capital additions; (b) principal debt payments totaling approximately $3.6 million net of amortization; and (c) lease obligation payments of approximately $736,000, including imputed interest.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary for the next 18 months.

Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. For the years ended December 31, 2023 and 2022, we sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2023 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A, “Risk Factors” of this Annual Report.

Financing Obligations

On April 1, 2022, we closed our initial public offering which resulted in approximately $14.8 million of net proceeds, of which approximately $2.5 million was used to pay down principal and accrued interest on high interest-bearing debt.

As of December 31, 2023, our long-term debt totaled $349,000, comprised of $147,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $196,000 outstanding under vehicle financing arrangements, and an equipment loan for $6,000. In January 2023, we repaid a vehicle loan with an interest rate of 11.2% in the amount of approximately $89,400 which included principal, interest, and fees. In May 2023, we sold a vehicle including repayment of the related vehicle loan with an interest rate of 5.9% in the amount of approximately $31,600 which included principal and interest. In February and March 2024, we sold a total of three vehicles including repayment of the related vehicle loans in the aggregated amount of approximately $86,300 and interest rates of 5.5% to 5.9%. See Note 15, Subsequent Events.

In addition, as of December 31, 2023, we had outstanding stockholder loans totaling $762,500 and a short-term convertible note totaling approximately $2.8 million.

Stockholder Promissory Notes

Unsecured promissory notes due to stockholders had an outstanding principal balance of $762,500 as of December 31, 2023. The unsecured promissory notes require monthly interest-only payments at 10% per annum and mature at various dates from January 2024 to December 2024. In January 2024, the Company repaid a $62,500 note maturing on January 29, 2024. A $500,000 note matures in August 2024 and another note for $200,000 matures in December 2024.

Vehicle Financing Arrangements

As of December 31, 2023, the Company has five notes payable to GM Financial for vehicles. In addition, in April 2022, the Company secured a commercial line of up to $300,000 to be used to finance vehicle purchases, which was increased to $350,000 in April 2023 and expires in April 2024. The notes are payable in aggregate monthly installments of approximately $4,100, including interest at rates ranging from 5.9% to 7.3% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder of the Company. A separate vehicle financing note has a current balance outstanding of $14,000, with monthly payments of approximately $500 at an interest rate of 5.5% and a maturity date in July 2026. See Note 7, Long-Term Debt.

Convertible Note Financing

On December 27, 2023, we entered into a securities purchase agreement with 3i, LP (“3i”), pursuant to which the Company sold and 3i purchased a senior unsecured convertible note (the “3i Note”) in the aggregate original principal amount of $2.75 million (the “Convertible Note Financing”). The gross proceeds to us were $2.5 million, prior to the payment of legal fees and transaction expenses. The offering of securities in the Convertible Note Financing was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which we filed with the SEC on June 27, 2023 and declared effective on July 10, 2023.

The principal repayment amount of the short-term convertible notes totals $2.75 million. The associated costs and expenses incurred in connection with the Convertible Note Financing of approximately $80,000 will be amortized over the 12-month period ending December 31, 2024. The convertible 3i Note requires monthly interest-only payments at 9.0% per annum, payable in cash or, subject to certain conditions set forth in the Note,common stock (subject to certain conditions), and matures December 27, 2024 unless earlier converted or redeemed. See Note 9, Convertible Notes and Equity Line of Credit.

Equity Line Purchase Agreement

On December 27, 2023, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which we have the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock and (b) the Exchange Cap (as defined in the Common Stock Purchase Agreement) (the “Equity Line of Credit Financing”). In connection with the Equity Line of Credit Financing, we filed a Registration Statement on Form S-1 (File No. 333-276663) with the SEC on January 23, 2024, which was declared effective on February 9, 2024. See Note 9, Convertible Note and Equity Line of Credit.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(5,531,232)	$(5,468,572)
Net cash provided by / (used in) investing activities	$16,578	$(515,692)
Net cash provided by financing activities	$2,246,108	$12,412,270

Cash flows used in operating activities

Our largest source of operating cash is cash collection from sales of our products. Our primary use of cash for operating activities are related to legal and professional fees, sales and marketing expenses, and research and development. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from sales of our common stock.

We generated negative cash flows from operating activities of $5.5 million for the year ended December 31, 2023, compared to negative cash flows of $5.5 million for the corresponding period in 2022. Factors affecting operating cash flows during the periods included:

●	For the year ended December 31, 2023, our loss of $7.5 million was reduced by non-cash transactions including stock-based compensation of $560,000, stock-based settlement of $252,000, and depreciation of $206,000. For the year ended December 31, 2022, our loss of $7.5 million was reduced by non-cash transactions including stock-based compensation of $2.1 million, amortization of debt discount on convertible notes of $1.2 million, and depreciation of $165,000.
●	Cash provided by accounts receivable was $162,000 and $458,000 for the year ended December 31, 2023 and 2022, respectively, representing a decrease in accounts receivable for the years ended December 31, 2023 and 2022. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing between sales being recognized and payment being received.

●	Cash used for inventory and prepaid inventories decreased by $682,000 and increased by $1.5 million for the years ended December 31, 2023 and 2022, respectively. These changes are primarily due to the timing of significant purchases and prepayments of inventory. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required.
●	Other significant changes include an increase in customer deposits of $17,000 during the year ended December 31, 2023, and a decrease in customer deposits of $437,000 during the year ended December 31, 2022, due to large deposits customers made in 2021 that we applied to orders in 2022, whereas 2023 saw deposits and usage occurring in the same year.

Cash flows provided by / (used in) investing activities

Cash provided by investing activities was $17,000 for the year ended December 31, 2023. Cash used for capital purchases of property and equipment related to research and development, quality assurance, and logistics equipment was $20,000 during the year ended December 31, 2023. This was offset by net proceeds of $37,000 received for the sale and disposal of property and equipment during the year ended December 31, 2023. We anticipate that we will spend up to $270,000 in 2024 as we continue to enhance our quality control measures.

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

 Cash flows provided by financing activities

Cash provided by financing activities was $2.2 million for the year ended December 31, 2023. For the year ended December 31, 2023, we paid down debt principal of $224,000, which was offset by net cash proceeds of $2.4 million from incurrence of short-term debt and net cash proceeds of $50,000 from the exercise of warrants.

Cash provided by financing activities was $12.4 million for the year ended December 31, 2022. For the year ended December 31, 2022, we paid down debt principal of $2.4 million, which was offset by net cash proceeds of $14.8 million from sales of our common stock.

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of December 31, 2023, we had $2.8 million in long-term operating lease liabilities.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our financial statements. The preparation of financial statements in conformity with the generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest number of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the financial statements.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of December 31, 2023 and December 31, 2022, the Company had inventory that consisted of finished assemblies totaling $2,967,021 and $3,243,485, respectively, and raw materials (inventory components, parts, and packaging) totaling $858,369 and $1,286,651, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 – 7 years
Office furniture and equipment	3 – 7 years
Manufacturing equipment	3 – 10 years
Warehouse equipment	3 – 10 years
QA equipment	3 – 10 years
Tooling and molds	5 – 10 years

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

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the Company’s balance sheets. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the statements of operations as “Sales, net” and totaled $70,712 and $23,200 during the years ended December 31, 2023 and 2022, respectively. Shipping and handling costs for shipping product to customers totaled $199,288 and $169,300 during the years ended December 31, 2023 and 2022, respectively, and are classified in selling, general and administrative expense in the accompanying statements of operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $391,148 and $270,100 for the years ended December 31, 2023 and 2022, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of December 31, 2023 and 2022, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, for our Company. Consequently, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act, means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation and supervision of our principal executive officer and our principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting.

In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the years ended December 31, 2023 and December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for our 2024 annual meeting of stockholders (the “2024 Proxy Statement"), to be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our financial statements are listed in the “Index to the Financial Statements,” which appears on page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021	S-1	3.1	3/31/2022
3.2	Bylaws of the Company currently in effect	S-1	3.2	3/31/2022
4.1	Form of the Company’s common stock certificate	S-1	4.1	3/31/2022
4.2	Form of Underwriters Warrant	S-1	4.4	3/31/2022
4.3	Form of Senior Secured Note issued to bridge loan investors	S-1	4.5	3/31/2022
4.4	Description of Capital Stock	-	-	-
4.5	Form of Warrant with an Exercise Price of $2.90	10-K	10.15	3/30/2023
4.6	Form of Warrant with an Exercise Price of $3.32	10-K	10.16	3/30/2023
4.7	Form of Convertible Note	8-K	4.1	12/29/2023
10.1	Form of Common Stock Warrant Issued to Selling Stockholders	S-1	10.1	3/31/2022
10.2†	Expion360 Inc 2021 Incentive Award Plan	S-1	10.2	3/31/2022
10.3†	Amendment to Expion360 Inc. 2021 Incentive Award Plan	-	-	-
10.4†	Expion360 Inc 2021 Employee Stock Purchase Plan	S-1	10.3	3/31/2022
10.5	Form of Security Agreement Issued to Bridge Loan Investors	S-1	10.7	3/31/2022
10.6	Commercial Lease of premises at 2045 SW Deerhound Avenue Redmond, OR	S-1	10.8	3/31/2022
10.7	Commercial Lease of premises at 1266 SW Lake Blvd, Redmond, OR	S-1	10.11	3/31/2022
10.8	Underwriting Agreement dated March 31, 2022, between the Company and Alexander Capital, LP as Representative of the Underwriters	8-K	1.1	4/05/2022
10.9†	Amended and Restated Employment Agreement between John Yozamp and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.10†	Amended and Restated Employment Agreement between Brian Schaffner and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.11†	Amended and Restated Employment Agreement between Paul Shoun and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.12†	Amended and Restated Employment Agreement between Greg Aydelott and Expion360 Inc., dated January 26, 2023	8-K	10.1	2/01/2023
10.13*	Securities Purchase Agreement, dated December 27, 2023, between Expion360 Inc. and 3i, LP	8-K	10.1	12/29/2023
10.14*	Common Stock Purchase Agreement, dated December 27, 2023, between Expion360 Inc. and Tumim Stone Capital, LLC	8-K	10.2	12/29/2023
10.15*	Registration Rights Agreement, dated December 27, 2023, between Expion360 Inc. and Tumim Stone Capital, LLC	8-K	10.3	12/29/2023

21.1	Subsidiaries of the Company	-	-	-
23.1	Consent of M&K CPAS PLLC	-	-	-
24.1	Power of Attorney (reference is made to the signature page hereto)	-	-	-
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-
97.1	Expion360 Inc. Executive Compensation Clawback Policy	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

†	Indicates a management contract or compensatory plan or arrangement.
#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Expion360 Inc.

		By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer (Principal Executive Officer)
Date:	March 28, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Schaffner	Chief Executive Officer and Director	March 28, 2024
Brian Schaffner	(Principal Executive Officer)

/s/ Greg Aydelott	Chief Financial Officer	March 28, 2024
Greg Aydelott	(Principal Financial and Accounting Officer)

/s/ George Lefevre	Director	March 28, 2024
George Lefevre

/s/ Steven M Shum	Director	March 28, 2024
Steven M. Shum

/s/ Tien O. Nguyen	Director	March 28, 2024
Tien Q. Nguyen

/s/ Paul Shoun	President, Chief Operating Officer and	March 28, 2024
Paul Shoun	Chairman of the Board of Directors

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Expion360 Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Expion360 Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Equity Transactions

As discussed in Note 11 to the financial statements, the Company issues options and warrants. The proper valuation of options and warrants requires significant management judgement in determining the volatility and method used to calculate the option and warrant values.

To evaluate the appropriateness of the model and estimates determined by management, we examined and evaluated the model, and the time period and stock prices used in determining the valuation of the options and warrants issued.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

The Woodlands, TX

March 28, 2024

Expion360 Inc.

Balance Sheets

	As of December 31, 2023	As of December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,932,698	$7,201,244
Accounts receivable, net	154,935	298,035
Inventory	3,825,390	4,530,136
Prepaid/in-transit inventory	163,948	141,611
Prepaid expenses and other current assets	189,418	171,791
Total current assets	8,266,389	12,342,817

Property and equipment	1,348,326	1,394,619
Accumulated depreciation	(430,295)	(250,861)
Property and equipment, net	918,031	1,143,758

Other Assets
Operating leases – right-of-use asset	2,662,015	3,148,455
Deposits	58,896	63,901
Total other assets	2,720,911	3,212,356
Total assets	$11,905,331	$16,698,931

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$286,985	$230,250
Customer deposits	17,423	58
Accrued expenses and other current liabilities	292,515	306,164
Convertible note	2,082,856	—
Current portion of operating lease liability	522,764	465,055
Current portion of stockholder promissory notes	762,500	500,000
Current portion of long-term debt	50,839	71,426
Total current liabilities	4,015,882	1,572,953

Long-term debt, net of current portion and discount	298,442	439,049
Operating lease liability, net of current portion	2,241,325	2,754,964
Stockholder promissory notes, net of current portion	—	325,000
Total liabilities	$6,555,649	$5,091,966

Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 6,922,912 and 6,802,464 issued and outstanding as of December 31, 2023 and 2022, respectively	6,923	6,802
Additional paid-in capital	26,438,524	25,239,654
Accumulated deficit	(21,095,765)	(13,639,491)
Total stockholders’ equity	5,349,682	11,606,965
Total liabilities and stockholders’ equity	$11,905,331	$16,698,931

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Operations

	For the Years Ended December 31,
	2023	2022
Sales, net	$5,981,134	$7,162,837
Cost of sales	4,405,611	4,874,392
Gross profit	1,575,523	2,288,445
Selling, general and administrative	8,745,135	8,241,859
Loss from operations	(7,169,612)	(5,953,414)

Other (Income) / Expense
Interest income	(125,854)	(239)
Interest expense	124,511	1,605,916
(Gain) / Loss on sale of property and equipment	3,426	(13,312)
Settlement expense	281,680	—
Other income	(394)	(389)
Total other (income) / expense	283,369	1,591,976
Loss before taxes	(7,452,981)	(7,545,390)

Tax (income) / expense	3,293	(8,850)
Net loss	$(7,456,274)	$(7,536,540)

Net loss per share (basic and diluted)	$(1.08)	$(1.23)
Weighted-average number of common shares outstanding	6,887,985	6,135,938

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	4,300,000	$4,300	$8,355,140	$(6,102,951)	$2,256,489
Issuance of shares, initial public offering, net of issuance costs	2,466,750	2,466	14,770,021	—	14,772,487
Issuance of shares in exchange for IPO services	35,714	36	(36)	—	—
Issuance of stock options	—	—	2,114,529	—	2,114,529
Issuance of stock options	—	—	—	—	—
Net loss	—	—	—	(7,536,540)	(7,536,540)
Balance at December 31, 2022	6,802,464	$6,802	$25,239,654	$(13,639,491)	$11,606,965
Proceeds received from cashless exercise of warrants	41,253	41	(65)	—	(23)
Proceeds received from cash exercise of warrants	15,000	15	49,785	—	49,800
Stock issued as a result of litigation settlement	52,000	52	251,628	—	251,680
Issuance of warrants	—	—	65,045	—	65,045
Issuance of stock options	—	—	371,071	—	371,071
Issuance of RSUs	—	—	124,249	—	124,249
Settlement of vested RSUs	12,195	12	(12)	—	—
Issuance of common stock in exchange for short-term loan costs	—	—	337,169	—	337,169
Net loss	—	—	—	(7,456,274)	(7,456,274)
Balance at December 31, 2023	6,922,912	$6,923	$26,438,524	$(21,095,765)	$5,349,682

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.
Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities

Net loss	$(7,456,274)	$(7,536,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	205,723	164,767
Amortization of debt discount (sale of future revenues)	—	295
Amortization of debt discount - notes	—	1,196,843
(Gain) / Loss on sale of property and equipment	3,426	(13,312)
Increase / (Decrease) in allowance for doubtful accounts	(18,804)	18,804
Stock-based settlement	251,680
Stock-based compensation	560,365	2,114,529

Changes in operating assets and liabilities:
Decrease in accounts receivable	161,904	458,322
(Increase) / Decrease in inventory	704,746	(2,478,256)
(Increase) / Decrease in prepaid/in-transit inventory	(22,338)	939,614
(Increase) in prepaid expenses and other current assets	(17,626)	(100,088)
Decrease in deposits	5,005	—
Increase / (Decrease) in accounts payable	56,735	(3,792)
Increase / (Decrease) in customer deposits	17,365	(436,590)
Increase / (Decrease) in accrued expenses and other current liabilities	(13,649)	165,546
Increase in right-of-use assets and lease liabilities	30,510	41,286
Net cash used in operating activities	(5,531,232)	(5,468,572)

Cash flows from investing activities
Purchases of property and equipment	(20,170)	(567,370)
Net proceeds from sale of property and equipment	36,748	51,678
Net cash provided by / (used in) investing activities	16,578	(515,692)

Cash flows from financing activities
Proceeds from / (payments on) line of credit and short-term revolving loans	—	(550,000)
Convertible note	2,420,025	—
Principal payments on long-term debt	(161,194)	(1,798,420)
Principal payments on stockholder promissory notes	(62,500)	—
Payments on liability for sale of future revenues	—	(11,797)
Proceeds from exercise of warrants	49,800	—
Settlement of fractional shares of cashless warrant exercise	(23)	—
Net proceeds from issuance of common stock	—	14,772,487
Net cash provided by financing activities	2,246,108	12,412,270

Net change in cash and cash equivalents	(3,268,546)	6,428,006
Cash and cash equivalents, beginning	7,201,244	773,238
Cash and cash equivalents, ending	3,932,698	7,201,244

 Expion360 Inc.

Statements of Cash Flows - Continued

	For the Years Ended December 31,
Supplemental disclosure of cash flow information:	2023	2022
Cash paid for interest	$121,894	$435,152
Cash paid for franchise taxes	$1,853	$300

Non-cash financing activities:
Acquisition/modification of operating lease right-of-use asset and lease liability	$(13,993)	$2,348,509
Purchases of property and equipment in exchange for long-term debt	$—	$181,430
Purchases of property and equipment in exchange for short-term payable	$—	$170,863
Settlement of RSUs with common stock	$12	$—
Issuance of common stock in exchange for short-term loan costs	$(337,169)	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Expion360 Inc. (formerly Yozamp Products Company, LLC dba Expion360) (the “Company”) was incorporated in the state of Nevada in November 2021. Effective November 1, 2021, the Company converted to a C corporation. Prior to conversion, the Company was a limited liability company (“LLC”) with an indefinite life organized in the State of Oregon in June 2016. The LLC elected to be treated as a Subchapter S corporation effective January 1, 2017. Net profits and losses of the LLC and all distributions were allocated among the members in proportion to the ownership units held. The Original LLC Agreement was amended and restated on January 1, 2021 to add additional members and a non-voting class of member units. Upon conversion to a C corporation, all existing LLC members at the time of conversion were issued shares of the Company’s common stock, par value $0.001 per share and became stockholders of the Company.

The Company designs, assembles, and distributes premium lithium batteries for RV, Marine, Golf, Industrial, Residential, and Off-The-Grid needs. The Company uses lithium iron phosphate (“LiFePO4”) batteries. LiFePO4 batteries are considered a top choice for high energy density, dependability, longevity, and safety, providing the ability to power anything, anywhere.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

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

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2023 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s sales for 2023 decreased 16.5% compared to sales for 2022, as the overall RV market experienced a severe slowdown. For the year ended December 31, 2023, we received net proceeds of $2,420,025 from issuing commitment shares in exchange for a short-term convertible note, and $49,777 from warrant exercises. On April 1, 2022, the Company completed an initial public offering and listing of its shares on the Nasdaq Stock Market (IPO). Proceeds from the IPO, net of costs, totaled $14,772,487, of which approximately $2,464,000 was used to pay down principal and accrued interest on high interest-bearing debt. The remaining proceeds have thus far and will continue to be used, in part, to stock inventory to keep up with demand and to build in-house assembly lines to improve the cash-flow cycle and help reduce the four-month turnaround that the Company currently experiences from suppliers in Asia. In the first half of 2022, a distribution warehouse was set up in Indiana to better service customers throughout the U.S. and an assembly facility was leased in Redmond, Oregon for future expansion of the in-house assembly lines. Additionally, management has secured a secondary source for lithium iron phosphate cells used in its batteries that is based in Europe, should supply disruption issues with Asia arise. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

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

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of US Treasury-related ultra-short paper, which earned $125,854 during the year ended December 31, 2023. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of December 31, 2023, cash balances exceeded FDIC limits by $2,280,856 and investment accounts totaling $1,125,100 are invested in US Treasury-related ultra-short paper.

 Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. There was no allowance for doubtful accounts as of December 31, 2023, as management believed all outstanding amounts to be fully collectible. The allowance for doubtful accounts totaled $18,804 as of December 31, 2022.

Customer Deposits

As of December 31, 2023 and December 31, 2022, the Company had customer deposits totaling $17,423 and $58, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of December 31, 2023 and December 31, 2022, the Company had inventory that consisted of finished assemblies totaling $2,967,021 and $3,243,485, respectively, and raw materials (inventory components, parts, and packaging) totaling $858,369 and $1,286,651, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of December 31, 2023 or December 31, 2022. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $163,948 and $141,611 at December 31, 2023 and December 31, 2022, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the years ended December 31, 2023 and 2022, approximately 70% and 85%, respectively, of inventory purchases were made from foreign suppliers in Asia. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Europe, enabling the Company to source materials outside of Asia in the event it becomes necessary to do so.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the years ended December 31, 2023 or 2022.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of December 31, 2023 and 2022 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. No refund liability was recognized in the year ended December 31, 2022 or December 31, 2023. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

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

During the year ended December 31, 2023, sales to two customers totaled $1.2 million, comprising approximately 21% of total sales. These customers did not have accounts receivable balances as of December 31, 2023, but four other customers had accounts receivable balances totaling $140,000, representing 90% of total accounts receivable as of December 31, 2023. During the year ended December 31, 2022, sales to three customers totaled $2.9 million, comprising approximately 41% of total sales. One of the customers did not have an accounts receivable balance as of December 31, 2022, and the other two customers had accounts receivable balances representing 43% of total accounts receivable as of December 31, 2022.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Sales, net” and totaled $70,712 and $23,188 during the years ended December 31, 2023 and 2022, respectively. Shipping and handling costs for shipping product to customers totaled $199,288 and $169,335 during the years ended December 31, 2023 and 2022, respectively, and are classified in selling, general and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $559,099 and $239,814 for the years ended December 31, 2023 and 2022, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $391,148 and $270,054 for the years ended December 31, 2023 and 2022, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and JOBS Act. As of September 30, 2023 and December 31, 2022, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (the “CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on its financial statements in 2023 and beyond.

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

The following shows the amounts used in computing net loss per share:

	Years Ended December 31,
	2023	2022
Net loss	$(7,456,274)	$(7,536,540)
Weighted average common shares outstanding – basic and diluted	6,887,985	6,135,938
Basic and diluted net loss per share	$(1.08)	$(1.23)

As of December 31, 2023 and 2022, the Company has outstanding warrants, options, and restricted stock units (“RSUs”) convertible into 1,914,415 and 1,717,936 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

	Years ended December 31,
	2023	2022
Warrants	802,830	888,436
Stock options	1,075,000	829,500
RSUs	36,585	—
	1,914,415	1,717,936

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

New Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU was issued to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2024, but does not anticipate an impact on the Company’s financial statements or disclosures.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the ASU introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for public business entities. The Company adopted this standard, effective January 1, 2024, but does not anticipate an impact on the Company’s financial statements or disclosures.

In July 2023, the FASB issued ASU 2023-03, amending “Presentation of Financial Statements (Topic 205),” “Income Statement – Reporting Comprehensive Income (Topic 220),” “Distinguishing Liabilities from Equity (Topic 480),” “Equity (Topic 505),” and “Compensation – Stock Compensation (Topic 718)”. The Company adopted this standard, effective December 15, 2023.

Accounting Guidance Issued but Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which affects a variety of Topics in the Codification. The Company is currently evaluating the impact of this standard on our financial statements.

3.    Property and Equipment, Net

Property and equipment consist of the following:

	Years Ended December 31,
	2023	2022
Vehicles and transportation equipment	$551,906	$593,097
Leasehold improvements	314,819	314,819
Office furniture and equipment	188,131	188,131
Manufacturing equipment	179,274	179,274
Warehouse equipment	81,164	81,164
QA equipment	33,032	22,142
Tooling and Molds	—	15,992
	1,348,326	1,394,619

Less: accumulated depreciation	(430,295)	(250,861)
Property and equipment, net	$918,031	$1,143,758

Depreciation expense was $205,723 and $164,767 for the years ended December 31, 2023 and 2022, respectively. There were disposals and sales of fixed assets during the years ended December 31, 2023 and 2022 resulting in the net cash received of $36,748 and $51,678, respectively. As a result of disposals and sales of fixed assets, the Company recognized a loss of $3,426 during the year ended December 31, 2023 and a gain of $13,312 during the year ended December 31, 2022.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2023	2022

Accrued salaries and payroll liabilities	$225,685	$169,337
Rebate liability	31,411	26,015
Commissions	12,608	9,720
Franchise tax	5,262	400
Deferred income and deposit (sublease)	4,445	14,168
Accrued interest	2,839	222
Other	10,265	86,302
Accrued expenses and other current liabilities	$292,515	$306,164

5.    Liabilities for Sale of Future Revenues

On December 8, 2020 and January 26, 2021, Reliant Funding, under two separate ACH Total Receipts Purchase Agreements (“Purchase Agreements”), purchased a 50% interest in the Company’s future revenues for a total aggregate purchase price of $250,000. Pursuant to the terms of the Purchase Agreements, the purchased percentage continued to be owned by Reliant Funding, until the Company paid the full purchased amount of $349,750. Repayment of the purchased amount was achieved through 252 daily bank account withdrawals of $1,388 through December 15, 2021 and $694 thereafter through January 26, 2022. There were no payments made in the year ended December 31, 2023. During the year ended December 31, 2022, the company repaid a total of $11,797, including $295 of interest. Interest was recognized at an effective annual interest rate of approximately 71%. The Purchase Agreements were secured by substantially all of the assets of the Company. As of December 31, 2023 and 2022, the Company had no remaining liability related to the Purchase Agreements.

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

7.     Long-Term Debt

Long-term debt consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Senior secured promissory notes – various investors. Monthly payments of interest only at 10% plus deferred interest of 5% accrued monthly to be paid at maturity. A minimum of one year interest is due at maturity. Matures the earlier of (a) May 15, 2023, (b) the closing of a qualified subsequent financing or (c) the closing of a change of control. The notes are senior to all other debt and are secured by substantially all assets of the Company. The notes included detachable warrants to purchase 482,268 shares of common stock at an exercise price of $3.32 per share (see Note 11, Stockholders’ Equity). Debt issuance costs and discount totaling $1,287,160 at date of issuance were being amortized and recognized as additional interest expense over the term of the notes using the straight-line method because it was not substantially different from the effective interest rate method. We determined the expected life of the notes to be the contractual term. Interest expense related to these notes includes amortization of debt issuance costs and discount in the amount of $0 and $1,196,843, respectively, for the years ended December 31, 2023 and 2022, respectively. The notes were paid in full in April 2022.	$—	$—
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by a co-founder.	6,317	9,825
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder. This note was paid in full in March 2024.	14,196	19,364
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by a co-founder.	146,926	150,114
Note payable – individual. Monthly payments of interest only at 10% per annum, matured December 31, 2021 resulting in the entire principal balance recorded in current portion of long-term debt on the accompanying Balance Sheets for the year ending December 31, 2021; pursuant to the note, the past due balance is subject to 1% additional monthly interest which increases one percent for each month beyond maturity date, unsecured. The Company remained in compliance with the extended maturity interest payments and paid the note in full in April 2022.	—	—
Note payable – finance company. Payable in monthly installments of $994, including interest at 8.5% per annum, due July 2026, secured by a vehicle and personally guaranteed by a stockholder. The Note was paid in full September 2022.	—	—
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a co-founder. The note was paid in full January 2023.	—	79,963
Notes payable – The Company has acquired six notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expired in April 2023 but was renewed for a commercial line up to $350,000 and prevailing GM Financial existing term notes will remain. The new agreement expires in April 2024. One note was paid off when the corresponding vehicle was sold in May 2023, so there are five notes remaining at December 31, 2023. The notes are currently payable in aggregate monthly installments of $4,084, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder. Two of the notes were paid in full in February 2024; these notes had a combined principal balance of $72,115 as of December 31, 2023.	181,842	251,209
Total	$349,281	$510,475
Less current portion	(50,839)	(71,426)
Long-term debt, net of unamortized debt discount and current portion	$298,442	$439,049

Future maturities of long-term debt are as follows:

Years ending December 31,
2024	$50,839
2025	52,760
2026	50,256
2027	48,585
2028	17,826
Thereafter	129,015
Total	$349,281

8.     Stockholder Promissory Notes

As of December 31, 2023 and December 31, 2022, the Company had an outstanding principal balance of $762,500 and $825,000 due to stockholders under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature at various dates from January 2024to December 2024 as follows: January 2024 - $62,500; August 2024 - $500,000; and December 2024 - $200,000. One note, for $500,000, originally had a maturity date of August 2023, but an agreement signed on June 30, 2023 extended the maturity date to August 2024.

Interest paid to the stockholders under the Notes totaled $82,508 and $82,508 during the years ended December 31, 2023 and 2022, respectively. There was no accrued interest as of December 31, 2023 or 2022 related to these Notes.

9.    Convertible Note and Equity Line of Credit

Convertible Note Financing

On December 27, 2023, the Company entered into a securities purchase agreement (the “Note Purchase Agreement”) with 3i, LP (“3i”), pursuant to which the Company sold and 3i purchased: (i) a senior unsecured convertible note we issued in the aggregate principal amount of $2,750,000, with an 10.0% original issue discount and an interest rate of 9.0% per annum (the “3i Note”), (ii) up to $247,500 in newly issued shares of Common Stock (the “Interest Shares”), which may be payable, at the Company’s option and subject to the fulfillment of certain conditions set forth in the 3i Note, to satisfy interest payments under the 3i Note, and 63,497 shares of Common Stock, which is equal to $300,000 of shares of Common Stock calculated as of the date of the Note Purchase Agreement issued to 3i as consideration for its commitment to purchase the 3i Note (collectively, the “Convertible Note Financing”). The gross proceeds to the Company from the Convertible Note Financing were $2.5 million, prior to the payment of legal fees and transaction expenses. The offering of securities in the Convertible Note Financing was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023.

Unless earlier converted or redeemed, the 3i Note will mature on December 27, 2024, the date that is the one-year anniversary of the issuance date of the note, provided that 3i may, at its option, extend the maturity date of the 3i Note if (i) an event of default under the note has occurred and is continuing (or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the note), or (ii) for a period of 20 business days after the consummation of a Fundamental Transaction (as defined in the 3i Note) if certain events occur.

Upon the sale of any shares of Common Stock under the Equity Line of Credit (as defined below), 3i may require the Company to (i) redeem in cash all, or any portion, of the 3i Note at a five percent (5.0%) redemption premium to the greater of the face value and the equity value of Common Stock underlying the 3i Note, and (ii) use up to fifty percent (50.0%) of the gross proceeds raised from such sales under the Equity Line of Credit to redeem in cash all, or any portion, of the 3i Note.

Equity Line Purchase Agreement

On December 27, 2023, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock and (b) the Exchange Cap (as defined in the Common Stock Purchase Agreement) (the “Equity Line of Credit” and, such financing, the “Equity Line of Credit Financing”). In connection with the Equity Line of Credit Financing, we filed a Registration Statement on Form S-1 (File No. 333-276663) with the SEC on January 23, 2024, which was declared effective on February 9, 2024.

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

The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under the arrangement. Under ASC 842, the incremental borrowing rate (“IBR”) for leases must be (1) a rate of interest over a similar term, and (2) for an amount that is equal to the lease payments. The Company uses both the Federal Reserve Economic Data U.S. corporate debt effective yield and the U.S. Treasury rates adjusted for credit spread as the primary data points for purposes of determining the IBR.

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

The following is a summary of total lease costs for the years ending December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Operating lease cost	$749,975	$760,743
Short-term lease costs	150	3,527
Variable lease costs	—	—
Sublease income	(49,916)	(123,386)
	$800,041	$640,884

The weighted-average remaining lease term was 4.54 years and 5.49 years as of December 31, 2023 and 2022, respectively. The weighted average discount rate was 8.47% and 8.48%, as of December 31, 2023 and 2022, respectively. Operating cash flows from the operating leases totaled $441,937 and $440,139 for the years ended December 31, 2023 and 2022, respectively.

The total lease liability as of December 31, 2023 and 2022 was $2,764,089 and $3,220,019, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2023, for the years ending December 31:

Total
2024	$736,185
2025	719,604
2026	732,061
2027	694,040
2028	471,735
Thereafter	—
Total future minimum lease payments	3,353,625
Less imputed interest	(589,536)
Total	$2,764,089

Current lease liability	$522,764
Noncurrent lease liability	2,241,324
Total	$2,764,089

Subleases

As of December 31, 2023, the Company subleases office and warehouse space under one of its existing operating leases with similar terms as the Company’s lease agreements. Two additional leases ended in February, 2023. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $49,916 and $123,386 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, deferred income and a sublease deposit totaled $4,445 and $14,168, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The following are the total future minimum sublease payments as of December 31, 2023:

Years ending December 31,
2024	$42,804
2025	7,169
2026	—
Total future minimum lease payments	$49,973

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

On November 22, 2022, the Company received notice of a complaint (the “Complaint”) filed against it in Oregon state court by Ravi Sinha. The Complaint alleged, inter alia, that Mr. Sinha was entitled to 282,284 shares of the Company’s common stock, or in the alternative, $300,000 plus interest in connection with services he previously rendered the Company as its chief executive officer. On March 21, 2023, the Company entered into a settlement agreement with Mr. Sinha, and the matter has been resolved with $30,000 cash and the issuance of 52,000 shares of common stock at the closing price of $4.84 per share on March 31, 2023, for a total settlement value of $281,680 (see Note 11, Stockholders’ Equity).

11.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. On March 31, 2023, at the closing price of $4.84 per share, the Company issued 52,000 shares of common stock as part of the settlement agreement with Mr. Sinha dated March 21, 2023, for a total value of $251,680. As of December 31, 2023 and December 31, 2022, 6,922,912 and 6,802,464 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

Warrants/Options

On August 10, 2023, the Company issued 25,000 warrants to their investor relations firm in accordance with a letter of engagement signed July 22, 2022, to purchase 25,000 shares of common stock at an exercise price of $5.00 per share. The warrants expire two years from the date of grant on August 9, 2025. The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and following assumptions: per share price of common stock on date of grant $5.20, expected dividend yield of 0%, expected volatility of 88%, risk-free interest rate of 4.82% and expected life based on contractual life of two years. The fair value of $65,045 was recorded as an increase in additional paid-in capital and expensed to Legal and Professional Services.

On April 1, 2022, the Company issued warrants to IPO underwriters to purchase 148,005 shares of common stock at an exercise price of $9.10 per share. The warrants are exercisable 180 days after the date of grant on September 27, 2022 and expire five years from the date of grant on March 31, 2027. The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and the following assumptions: per share price of common stock on date of grant of $7.00, expected dividend yield of 0%, expected volatility of 110.03%, risk-free interest rate of 2.55% and expected life based on contractual life of five years. The fair value of $916,238 was recorded as an increase in additional-paid-in capital and a reduction to additional paid-in capital since the warrants were issued as IPO fees to underwriters, resulting in a zero impact to additional paid-in capital.

During the year ended December 31, 2023, 15,000 warrants exercisable at $3.32 per share were exercised on a cash basis which resulted in the issuance of 15,000 shares of common stock. In addition, 22,606 warrants exercisable at $3.32 per share were exercised using the cashless conversion option, which resulted in the issuance of 10,151 shares of common stock. This leaves 521,825 warrants remaining with an exercise price of $3.32.

During the year ended December 31, 2023, 73,000 warrants exercisable at $2.90 per share were exercised using the cashless conversion option which resulted in the issuance of 31,102 shares of common stock. This leaves 78,000 warrants remaining with an exercise price of $2.90.

As of December 31, 2023 and December 31, 2022, a total of 772,830 and 858,436 warrants were issued and outstanding, respectively. As of December 31, 2023 and December 31, 2022, a total of 30,000 options, which were not issued under a specified plan, were outstanding. As of December 31, 2023, below is a summary of the various warrants/options issued and outstanding:

Number of Warrants/Non-Plan Options	Exercise Price	Weighted Average Remaining Life (Yrs)
25,000	$5.00	1.61
521,825	$3.32	7.90
78,000	$2.90	0.86
30,000	$3.32	0.86
148,005	$9.10	3.25
802,830

Stock Option Plans

As of December 31, 2023, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan, both of which are described below and became effective upon the initial public offering. On May 2, 2022, the Company granted 829,500 options and on August 23, 2023, the Company granted 245,500 options and 48,780 restricted stock units (“RSUs”) under the 2021 Incentive Award Plan. On October 31, 2023, 12,195 RSUs became fully vested. No shares have been issued to date under the 2021 Employee Stock Purchase Plan. The compensation cost that has been charged against operations was $2,114,529 for the year ended December 31, 2022 and $495,320 for the year ended December 31, 2023.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the 2021 Incentive Award Plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the 2021 Incentive Award Plan is subject to limits and is adjusted annually. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. As of December 31, 2023, the aggregate number of shares that can be issued under the 2021 Incentive Award Plan is 1,199,623, of which 1,075,000 options and 48,780 RSUs have been granted. The number of shares granted, the exercise price, and the terms will be determined at date of grant; however, the exercise price shall not be less than 100% of the fair value on the grant date (110% for options granted to greater than 10% stockholders, except for options granted to Mr. Yozamp in August 2023, which were at 100%) and the term shall not exceed ten years.

2021 Employee Stock Purchase Plan

The purpose of the Company’s 2021 Employee Stock Purchase Plan is to assist eligible employees of the Company in acquiring a stock ownership in the Company and to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The 2021 Employee Stock Purchase Plan consists of a Section 423 Component and Non-Section 423 Component. The Section 423 Component is intended to qualify as an employee stock purchase plan and also authorizes the grant of options. Options granted under the Non-Section 423 Component shall be granted pursuant to separate offerings containing sub-plans. The Company may make one or more offerings under the 2021 Employee Stock Purchase Plan. The duration and timing of each offering period may be established or changed by the board, but in no event may an offering period exceed 27 months and in no event may the purchase period for the option exceed the duration of the offering period under which it is established. On each exercise date for an offering period, each participant shall automatically be deemed to have exercised the option to purchase the largest number of whole shares which can be purchased under the offering. Option awards are generally granted with an exercise price equal to 85% of the lesser of the fair market value of a share on (a) the applicable grant date and (b) the applicable exercise date, or such other price as designated by the administrator, provided that in no event shall the option price be less that the per share par value price. The maximum number of shares granted under the 2021 Employee Stock Purchase Plan shall not exceed 2,500,000 shares.

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

The Company has computed the fair value of all options granted during the year ended December 31, 2022 using the following assumptions:

Expected volatility	109.48% - 113.32%
Expected dividends	None
Expected term (in years)	2.5 – 5.01
Risk free rate	2.83% – 3.01%

The Company has computed the fair value of the 245,500 options granted during the year ended December 31, 2023 using the following assumptions:

Expected volatility	105.27%
Expected dividends	None
Expected term (in years)	6.0
Risk free rate	4.33%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Award Plan:

(in thousands except number of options and per options data)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	829,500	$3.43	—	$1,622,855
Granted	245,500	4.92	—	115,385
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	1,075,000	$3.77	9.39	$1,738,240
Exercisable at end of period	929,165	$3.59	9.35	$1,669,697

During the years ended December 31, 2023 and 2022, the weighted-average grant-date fair value of the options granted to employees and non-employees was $998,915 and $2,114,552, respectively. Unrecognized compensation expense related to employees and non-employees was $627,844 as of December 31, 2023. The options granted in May 2022 were vested 100% at time of grant. The options granted in August 2023 began to vest in equal quarterly installments beginning September 30, 2023 and ending June 30, 2026.

The following table summarizes the Company’s RSU activity under the 2021 Incentive Award Plan:

(in thousands except number of options and per options data)	Number of restricted stock awards		Weighted average grant-date fair value
Nonvested at beginning of year	—	$	—
Granted	48,780		239,998
Vested	12,195		59,999
Forfeited	—		—
Nonvested at end of year	36,585	$	179,998

There was $115,748 of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 0.70 years.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of December 31, 2023:

Exercise of warrants	772,830
Exercise of options unrelated to any Plan	30,000
Exercise of stock options – 2021 Incentive Award Plan	1,075,000
Exercise of restricted stock units – 2021 Incentive Award Plan	36,585
Total shares of common stock reserved for future issuances	1,914,415

12.    Income Taxes

Our losses before income taxes for the years ended December 31, 2023 and 2022 were generated primarily from U.S. operations.

We have no current or deferred provision for income taxes from continuing operations for the years ended December 31, 2023 and 2022.

The significant differences between the U.S. Federal statutory rate and our effective rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2023	2022
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	(4.9)	(5.3)
Change in valuation allowance	19.9	26.4
NQSO Comp – Other	2.2	0.0
EQ Comp – Other	0.0	0.0
True-up Adjustment	3.8	(0.1)
Effective tax rate	—%	—%

	As of December 31,
	2023	2022
Current:
Federal	$—	$—
State Franchise Fees	3,293	(8,850)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2023 and two months ended December 31, 2022.

Deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net Operating Losses	$3,434,559	$1,719,889
Stock-based compensation	153,692	444,051
Depreciation	61,547	(4,605)
Other	120,072	424,675
Subtotal	3,769,870	2,584,010
Valuation allowance	(3,769,870)	(2,584,010)
Deferred tax liabilities:
Net deferred tax asset	$—	$—

For financial reporting purposes, the Company incurred losses for the year ended December 31, 2023 and December 31, 2022 and for each period since inception. Accordingly, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023, the Company had approximately $13,101,961 of federal and state net operating losses.

A reconciliation between the amount of income tax benefit determined by applying the U.S statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2023	2022
Income tax provision at federal statutory rate	$(1,565,126)	$(1,584,531)
State taxes	(361,328)	(399,174)
Stock-based compensation	163,170	—
Penalties and fines	22	—
Other	283,876	(8,964)
Valuation allowance	1,479,386	1,992,669
Net deferred tax asset	$—	$—

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes penalties and interest, for the year ended December 31, 2023 is zero.

The Company is subject to taxation in the United States and Oregon. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2017 through 2023 remain open for examination by various taxing jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company has not accrued any penalties or interest related to uncertain tax positions.

In anticipation of an initial public offering, the Company converted from a limited liability company to a C corporation, a taxable entity, effective November 1, 2021.

For the year ended December 31, 2023, the Company accrued $1,840 for state minimum income taxes, and did not accrue federal income taxes due to net losses in 2023. For the year ended December 31, 2022 the Company reversed the 2021 accrual of $9,300 and accrued only $450 for state income taxes, as we do not anticipate owing more than the minimum state income taxes for 2022.

Since converting to a C corporation, the Company has incurred losses and consequently recorded no provision for state or federal income taxes for the years ended December 31, 2023 and 2022. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of December 31, 2023 and December 31, 2022, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate.

13.    401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

14.    Related-Party Transactions

As of December 31, 2023 and December 31, 2022, related party transactions consisted of the Notes (see Note 8, Stockholder Promissory Notes).

As of December 31, 2023 and December 31, 2022, related party transactions consisted of accounts payables liability to board members for 2022 board compensation in the amount of $0 and $100,000, respectively.

15.    Subsequent Events

The date to which events occurring after December 31, 2023, the date of the most recent balance sheets, have been evaluated for possible adjustment to the financial statements or disclosures is March 28, 2024, which is the date the financial statements were issued.

On January 12, 2024, the Compensation Committee of the Board of Directors approved the satisfactory achievement of certain performance objectives and targets, which resulted in the approval of a payment of an annual bonus for performance during 2023 to each of the Company’s chief executive officer, president, and chief financial officer, in the amounts of $27,040, $27,040, and $18,000, respectively (the “2023 Executive Bonuses”). The 2023 Executive Bonuses were paid in equal parts cash and RSUs, the latter of which were granted and vested in full on January 16, 2024.

On January 12, 2024, the Compensation Committee of the Board of Directors approved the issuance of $12,000 of RSUs to be made to each of the Company’s chief executive officer, president, and chief financial officer in lieu of an annual $12,000 stipend for private office expenses (the “2024 Stipend RSUs”). The 2024 Stipend RSUs were issued on January 16, 2024, and vest in four equal quarterly installments commencing on the date of issuance.

On January 23, 2024, the Company filed a registration statement on Form S-1 related to the resale, from time to time, of up to 1,781,978 shares of Common Stock by Tumim or its permitted transferees or other successors-in-interestin connection with the Equity Line of Credit Financing. Subsequently, there were two amendments filed on January 31, 2024 and February 7, 2024, respectively. The Registration Statement on Form S-1 (File No. 333-276663) was declared effective February 9, 2024. As of March 25, 2024, the Company has sold 38,224 shares of Common Stock to Tumim under the Common Stock Purchase Agreement.

On January 23, 2024 the Company paid off a stockholder note payable with principal due of $62,500, along with the remaining interest due.

In February 2024, the Company had 7,535 cashless warrants exercised resulting in 1,606 additional shares of common stock issued.

On February 29, 2024, the Company sold two trucks and paid off combined principal of $72,115 for the corresponding notes payable, as well as interest and fees.

On March 11, 2024, the Company sold another truck and paid off the principal of $14,196 for the corresponding note payable, as well as interest and fees.

On March 11, 2024, the Compensation Committee of the Board of Directors approved the grant to certain employees of the Company of an aggregate 104,500 nonqualified stock options to purchase shares of common stock pursuant to the Company’s 2021 Incentive Award Plan. The options have a term of ten years and vested and became exercisable as to 50% of the underlying shares immediately as of the March 11, 2024 grant date, with the remainder of such shares vesting in 12 equal, consecutive, quarterly installments commencing June 30, 2024.

On March 13, 2024, the Company announced their EX1 SmartTalkTM Bluetooth® batteries were certified UL1973 compliant. These are available in 12.8V configuration, with capacities of 368Ah and 450Ah.