Form 10-K/A
period 2023-12-31
Expion360 Inc.
filed 2024-04-29
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 25, 2024, there were 7,335,514 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Expion360 Inc., a Nevada corporation (“Expion360” the “Company,” “we,” or “us”), for the fiscal year ended December 31, 2023 (the “Original Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosure regarding incorporation by reference on the cover page of our Original Report.

The Part III Information was previously omitted from our Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original Report by reference from our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the Part III Information in the Original Report because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page and Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety. In addition, Item 15 of Part IV of the Original Report is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications by our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K or include financial statements, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the Original Filing Date. As such, this Amendment No. 1 speaks only as of the Original Filing Date and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the Original Filing Date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our filings made with the SEC subsequent to the Original Filing Date, including any amendments to those filings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements in this Amendment No. 1 other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections regarding the markets where we operate, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding expected capital expenditures, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Amendment No. 1 are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include those described in our Original Report, as well as the other reports we file with the SEC from time to time.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors (“Board”) consists of five directors, and each director’s term expires at each annual meeting of stockholders. Our executive officers are appointed by the directors and the directors may, at any time, terminate the appointment or otherwise revoke, withdraw, alter, or vary all or any of the functions, duties, and powers of the officer.

Below is a list of the names, ages, positions, and a brief account of business experience, of the individuals who serve as the executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers
Paul Shoun	53	Co-Founder, President, Chief Operating Officer, and Chairman of our Board
Brian Schaffner	54	Chief Executive Officer and Director
Greg Aydelott	51	Chief Financial Officer

Non-Employee Directors
Steven M. Shum(1)(2)(3)	53	Director
George Lefevre(1)(2)(3)	56	Director
Tien Q. Nguyen(1)(2)(3)	61	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Paul Shoun – Co-Founder, President, Chief Operating Officer, and Chairman of our Board. Mr. Shoun is a Co-Founder of our Company and has served as Chairman of our Board since August 2023 and President and Chief Operating Officer since April 2021. He previously served as our Vice President of Operations beginning in March 2020. Before joining the Company, Mr. Shoun worked at Tensility International Corporation (“Tensility”), a custom cable assemblies company, where he served as a Business Development Manager, Project Manager and Manufacturing Manager from October 2014 to March 2020. Prior to joining Tensility, he spent over 17 years as the managing director of a corporate consulting firm. Mr. Shoun brings over 30 years of engineering and corporate management experience, including experience in project management, product development, engineering leadership, business accounting, ERP/CRM system management, and product marketing. His prior notable clients include Chrysler, Boeing, Nike IHM, Intel, and Daimler Trucks North America. We believe Mr. Shoun is qualified to serve on our Board because of his extensive experience in engineering, product development and product marketing and knowledge of our Company and industry.

Brian Schaffner – Chief Executive Officer and Director. Mr. Schaffner has served as our Chief Executive Officer since January 2023 and as a member of our Board since August 2023. He previously served as our Chief Financial Officer beginning in March 2021. Mr. Schaffner also serves as a Professor of Business and Accounting at Walla Walla University, a position he has held since July 2020. He previously served as Vice Principal of Finance for Monterey Bay Academy from March 2019 to June 2020, and Vice Principal of Finance for Mount Ellis Academy from July 2015 to February 2018. Mr. Schaffner also served as the Development, Recruiting, Marketing and Alumni Relations Director of Mount Ellis Academy from March 2018 to February 2019. Over the past three decades, he has served in a variety of executive leadership roles in senior-living, assisted-living skilled nursing facilities, retail stores and schools. In addition, his educational instructional experience includes courses at the secondary school and university levels, including accounting, cost accounting, management, personal finance, welding, auto mechanics and aviation ground school. Mr. Schaffner holds a Bachelor of Science in Business Administration and Accounting from Walla Walla College and a Master of Business Administration from the University of Phoenix. We believe Mr. Schaffner is qualified to serve as a member of our Board because of his executive leadership experience and extensive knowledge of our Company and industry.

Greg Aydelott – Chief Financial Officer. Mr. Aydelott has served as our Chief Financial Officer since January 2023 and previously served as our Chief Accounting Officer beginning in May 2022. Prior to his appointment as Chief Accounting Officer, he served as our Controller from February 2022 until May 2022. Before joining the Company, Mr. Aydelott worked at Samaritan Health Services, a regional hospital system serving three counties, from June 2021 to March 2022, where he served as Senior Financial Analyst. Before joining Samaritan Health Services, he served as the Director of Business Operations of Mission Senior Living, a growing senior housing company with communities in four states, from January 2016 to June 2021. Mr. Aydelott holds a Bachelor of Science in Business Administration from the University of Oregon.

Non-Employee Directors

Steven M. Shum – Independent Director. Mr. Shum has served as a member of our Board since March 2022. Since October 2019, Mr. Shum has served as the Chief Executive Officer and, since October 2017, as a member of the board of directors, of INVO Bioscience, Inc. (Nasdaq: INVO), a healthcare services company focused on fertility treatment. Previously, Mr. Shum served as the Interim Chief Executive Officer from May 2019 to October 2019 and Chief Financial Officer of Eastside Distilling, Inc. (“Eastside”) (Nasdaq: EAST) from October 2015 to August 2019. Prior to joining Eastside, Mr. Shum served as a member of the board of directors of XZERES Corp., a publicly traded global renewable energy company, from October 2008 until April 2015, and held various executive officer roles, including Chief Operating Officer from September 2014 to April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 to September 2014, and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum currently serves as the Managing Principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP, as well as a member of the board of directors of CalEthos Inc. (OTC: BUUZ). He was a founder of Revere Data LLC (acquired by Factset Research Systems, Inc. (NYSE: FDS)) and served as its Executive Vice President, where he led product development efforts and contributed to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He holds a Bachelor of Science in Finance and General Management from Portland State University. We believe Mr. Shum is qualified to serve on our Board because of his extensive experience serving in leadership roles at publicly traded companies.

George Lefevre – Independent Director. Mr. Lefevre has served as a member of our Board since March 2022. He is a business consultant focused on business development and structural guidance for companies. From 2009 through 2020, Mr. Lefevre was the founder of HAPA Capital, LLC, a consulting firm specializing in biotechnology and frontier technology. From 2014 through 2015, Mr. Lefevre was the Chief Executive Officer of a startup company that completed a change in management effective June 26, 2014, and expanded into the hemp and cannabidiol industry. From 1991 to 1998, Mr. Lefevre directly invested in and managed investment portfolios. He was also the President of GL Investment Group, a regional investment bank in Southern California, where he was directly responsible for providing in excess of $500 million in funding to biotechnology and high-tech companies. Mr. Lefevre holds a Bachelor of Science in Business Administration, majoring in Finance from California State University, Long Beach. We believe Mr. Lefevre is qualified to serve on our Board because of his leadership experience and extensive investment experience.

Tien Q. Nguyen – Independent Director. Mr. Nguyen has served as a member of our Board since August 2023. He is an entrepreneur and executive with expertise in engineering, technology, wireless systems, and energy storage. Mr. Nguyen has been managing personal and family investments from 2021 until the present. He was a partner in Lumini Partner LLC, which supported and studied international energy industrial projects using microgrid systems to reduce utility dependency, from 2019 to 2020. Mr. Nguyen was the founder of FitTech Software LLC, an artificial intelligence software company in the health and fitness industry, and served as the Chairman from 2016 until 2019. From 2012 to 2016, he served as the Chief Executive Officer of Quantum Energy Storage Corporation, an energy storage company. Previously, Nr. Nguyen served as the Chief Strategy Officer of Onramp Wireless Inc. from 2010 to 2012 and the Chief Executive Officer of AppleTree Educational LLC from 2007 to 2010. Mr. Nguyen was also the founder of CommASIC Inc., a leading wireless semiconductor broadband company, which was acquired by Freescale Semiconductor in 2005. He served as a member of the board of directors of Freescale Semiconductor from 2005 until 2007. Prior to founding CommASIC Inc., Mr. Nguyen served as the Chief Executive Officer of Linskys Consulting from 1997 until 2001. Mr. Nguyen began his career at General Dynamics Corp. (NYSE: GD) and Qualcomm Inc. (Nasdaq: QCOM), where he was focused on ASIC engineering. He holds a Bachelor of Science in Electrical Engineering from San Diego State University. We believe Mr. Nguyen is qualified to serve as a member of our Board because of his experience serving as an executive in various industries and his extensive experience in the energy storage industry.

Audit Committee

We have a separately designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Lefevre, Shum and Nguyen, each of whom meet the requirements for independence under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and SEC rules and regulations and is financially literate. Mr. Shum is the chair of our Audit Committee and has been determined by our Board to be an “audit committee financial expert” as such term is defined under SEC rules and regulations. The Board has considered the independence and other characteristics of each member of our Audit Committee and believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our Audit Committee operates under a written charter that satisfies the applicable standards of SEC and Nasdaq.

Changes to Procedures for Stockholder Nominations for Directorships

There were no material changes in 2023 to the process by which our stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

Code of Business Conduct and Ethics

On January 3, 2022, our Board adopted a written code of business conduct and ethics (our “Code of Business Conduct and Ethics”) that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is available in the “Corporate Governance” section of our investor relations website at www.investors.expion360.com.

We intend to disclose future amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements, applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, or our directors, on our website identified above. The inclusion of our website address in this Amendment No. 1 does not include or incorporate by reference the information on our website into this Amendment No. 1 or any of our other SEC filings.

Family Relationships and Other Arrangements

There are no family relationships among any of our executive officers or directors. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Involvement in Certain Legal Proceedings

There are no legal proceedings involving any of our directors or executive officers which require disclosure pursuant to applicable SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. Based on our review of the copies of such forms filed with the SEC and upon any written representations of the Reporting Persons received by us, we believe that all required filings pursuant to Section 16(a) were timely made during the fiscal year ended December 31, 2023, except for the filings identified below:

●	an initial statement of beneficial ownership of securities on Form 3 for Tien Q. Nguyen was inadvertently not filed on a timely basis. A Form 3 was filed on August 28, 2023 for Mr. Nguyen; and

●	a statement of change of beneficial ownership of securities on Form 4 for each of Brian Schaffner, Paul Shoun, John Yozamp, Greg Aydelott, Steve Shum, George Lefevre and Tien Q. Nguyen, was inadvertently not filed on a timely basis. A Form 4 was filed for each of these persons on August 28, 2023, in each case covering one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as well as a “smaller reporting company” as defined by the SEC in Rule 12b-2 of the Exchange Act. As such, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” and their positions were:

●	Brian Schaffner, who currently serves as our Chief Executive Officer, and who served as our Chief Financial Officer through January 25, 2023;

●	Paul Shoun, who currently serves as our Co-Founder, President, Chief Operating Officer, and Chairman of our Board; and

●	John Yozamp, our Co-Founder, who served as our Chief Business Development Officer through December 31, 2023 and as our Chief Executive Officer through January 25, 2023.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and December 31, 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Brian Schaffner(4)	2023	270,400	27,040	203,447	24,000	497,847
Chief Executive Officer; Former Chief Financial Officer	2022	102,741	—	401,004	11,805	515,550
Paul Shoun	2023	270,400	27,040	203,447	24,000	497,847
Co-Founder, Chairman, President and Chief Operating Officer	2022	260,000	—	534,672	21,000	815,672
John Yozamp	2023	283,200	—	286,860	36,000	606,060
Former Chief Business Development Officer; Former Chief Executive Officer	2022	330,000	—	376,845	36,000	742,845

(1)	All of our named executive officers voluntarily chose to forego any bonuses for 2022. For 2023, Messrs. Schaffner and Shoun each received $13,520 in cash and $13,520 in RSUs, which vested in full as of the grant date.

(2)	Amounts reflect the full grant-date fair value of stock options granted during 2022 and 2023 computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 11 to our audited financial statements included in our Original Report and incorporated herein by reference.

(3)	For 2022, includes: (i) $1,500 in consulting fees and $10,305 in home office expenses for Mr. Schaffner, (ii) $9,000 in home office expenses and $12,000 in automobile expenses for Mr. Shoun, and (iii) $12,000 in home office expenses and $24,000 in automobile expenses for Mr. Yozamp. For 2023, includes: (i) $12,000 in automobile expenses for Mr. Schaffner and Mr. Shoun, (ii) $24,000 in automobile expenses for Mr. Yozamp, and (iii) $12,000 in home office expenses for each of the named executive officers.

(4)	Mr. Schaffner served as a CFO consultant from March 2021 until his appointment as Chief Financial Officer in February 2022.

Base Salaries; Consulting Fees

Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. As of January 1, 2022, Mr. Schaffner was providing consulting services to the Company at a rate of $1,500 per month. He began receiving an annual base salary of $120,000 for his role as Chief Financial Officer beginning on February 21, 2022. As of January 1, 2022, the annual base salary for Mr. Shoun was $260,000, and the annual base salary for Mr. Yozamp was $330,000. The annual base salaries of Messrs. Schaffner, Shoun and Yozamp were changed to $270,400, $270,400 and $283,200 respectively, effective January 26, 2023.

Annual Bonuses

In 2022, target bonus levels were not established for our named executive officers, and they voluntarily declined participation in our discretionary cash bonus program, pursuant to which we made discretionary cash bonus awards to other employees eligible to receive bonuses at year-end. Therefore, no annual cash or equity bonuses were paid to our named executive officers in 2022. In 2023, Mr. Schaffner and Mr. Shoun received cash and equity bonuses.

Equity Compensation

We offer equity awards to our employees, including our named executive officers. New equity awards are made pursuant to our 2021 Incentive Award Plan, which has been approved by our Board and stockholders. We believe that equity awards are necessary to remain competitive in our industry and enhance our ability to attract, retain and motivate persons who make, or we believe can make, important contributions by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities.

The stock options granted to our named executive officers during 2022 and 2023 are described in the tables below.

Named Executive Officer	2022 Aggregate Option Awards
Brian Schaffner	150,000 (1)
Paul Shoun	200,000 (2)
John Yozamp	179,500 (3)

(1)	Mr. Schaffner received stock options to purchase up to 150,000 shares of our common stock at an exercise price of $3.36 per share, which vested and became exercisable immediately upon grant.
(2)	Mr. Shoun received stock options to purchase up to 200,000 shares of our common stock at an exercise price of $3.36 per share, which vested and became exercisable immediately upon grant.
(3)	Mr. Yozamp received stock options to purchase up to 179,500 shares of our common stock at an exercise price of $3.70 per share, vested and became exercisable immediately upon grant.

Named Executive Officer	2023 Aggregate Option Awards
Brian Schaffner	50,000(1)
Paul Shoun	50,000(2)
John Yozamp	70,500(3)

(1)	Mr. Schaffner received stock options to purchase up to 50,000 shares of our common stock at an exercise price of $4.92 per share, which vest and become exercisable in 12 equal quarterly installments through June 30, 2026, subject to Mr. Schaffner’s continued service through each vesting date.
(2)	Mr. Shoun received stock options to purchase up to 50,000 shares of our common stock at an exercise price of $4.92 per share, which vest and become exercisable in 12 equal quarterly installments through June 30, 2026, subject to Mr. Shoun’s continued service through each vesting date.
(3)	Mr. Yozamp received stock options to purchase up to 70,500 shares of our common stock at an exercise price of $4.92 per share. In connection with Mr. Yozamp’s retirement from his role as Chief Business Development Officer, effective December 31, 2023, the vesting of his award was accelerated, such that his options became fully vested and exercisable as of December 31, 2023.

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

Health/Welfare Plans

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, which include medical and vision benefits.

Perquisites

In 2022 and 2023, our named executive officers received an allowance for automobile expenses and home office expenses. Messrs. Shoun and Yozamp’s Initial Employment Agreements (as defined below) each provide for full time security benefits, but they did not receive any such benefits in 2022 or 2023. Each of our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, and vision plans, on the same basis as all of our other employees.

Consulting Fees

Mr. Schaffner received $1,500 for consulting work performed for the Company before being named Chief Financial Officer in February 2022.

No Tax Gross Ups

We do not make gross-up payments to cover personal income taxes that may pertain to any of the compensation or perquisites paid or provided to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Brian Schaffner(1)(2)	5/2/2022	150,000		—	3.36		5/2/2032
	8/23/2023	50,000		—	4.92		8/23/2033
Paul Shoun(1)(2)	5/2/2022	200,000		—	3.36		5/2/2032
	8/23/2023	50,000		—	4.92		8/23/2033
John Yozamp(1)(2)	5/2/2022	179,500		—	3.70	(3)	5/2/2027
	8/23/2023	70,500	(4)	—	4.92		8/23/2033

(1)	100% of each of the awards were vested and exercisable immediately upon the grant date.

(2)	All of the stock options granted in 2022 and 2023 are incentive stock options.

(3)	Reflects a grant of incentive stock options. As of the grant date of this award, Mr. Yozamp held more than 10% of our shares of common stock outstanding. Pursuant to Section 422 of the Internal Revenue Code, the exercise price of the options must be no less than 110% of the fair market value of a share of our common stock on the grant date and will remain exercisable for no longer than five years from the grant date.

(4)	Reflects a grant of non-qualified stock options.

Executive Compensation Arrangements

The Initial Employment Agreements

On November 15, 2021, we entered into employment agreements with our then Chief Executive Officer and Chairman of our Board, John Yozamp, and our Chief Operating Officer, Paul Shoun; on February 21, 2022, we entered into an employment agreement with our then Chief Financial Officer, Brian Schaffner (together, the “Initial Employment Agreements”) to reflect their compensation arrangements. The Initial Employment Agreements entered into with Mr. Shoun and Mr. Yozamp each had a term of employment with a three-year duration, while the Initial Employment Agreement entered into with Mr. Schaffner had an employment term with a one-year duration. Under the terms of the Initial Employment Agreements, Mr. Schaffner was entitled to a base salary of $120,000, Mr. Shoun was entitled to a base salary of $260,000 and Mr. Yozamp was entitled to a base salary of $330,000. Each executive officer was also eligible for an annual bonus, to be granted by the Company’s Board or compensation committee based on performance objectives and targets established annually. Under the Initial Employment Agreements, Messrs. Schaffner, Shoun and Yozamp were also entitled to participate in the Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, vacation, paid time off, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available at any point in time. Under the Initial Employment Agreements, the executive officers were also entitled to annual fringe benefits and perquisites (including auto expense, security and reimbursement for the executive officer’s home office) and reimbursement for reasonable and necessary out-of-pocket business, entertainment, and travel expenses incurred in connection with the performance of their duties. In addition, the employment agreements contain provisions providing for severance payments, including both base salary payment throughout the remainder of the executive’s term of employment, and a payment equal to an additional 12 months of base salary, an amount equal to the executive annual bonus measured at target rate of performance, and continuation of benefits under certain circumstances including termination by us without Cause or for Good Reason (each as defined in the Initial Employment Agreements), upon execution of a general release of claims in our favor. The Initial Employment Agreements included restrictive covenants, including a two-year non-competition provision, a two-year non-solicitation and non-disparagement provision and a confidentiality provision.

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

The Schaffner Employment Agreement provides for a one-year term ending on April 1, 2023, the first anniversary of our initial public offering, which term renews automatically unless terminated by the Company or Mr. Schaffner. Pursuant to the Schaffner Employment Agreement, the Company will pay Mr. Schaffner a base salary of $270,400 per year, increased from $120,000. Like Mr. Schaffner’s existing employment agreement, the Schaffner Agreement provides for an annual bonus award based on the achievement of performance objectives and targets established annually by the Company’s Board or Compensation Committee, and standard employee benefits. Upon a termination of Mr. Schaffner’s employment agreement by the Company without Cause or a resignation for Good Reason (each term as defined in the Schaffner Employment Agreement), Mr. Schaffner will be paid (a) if terminated prior to April 1, 2023, an amount equal to the remaining unpaid amounts under the initial employment term, (b) continued base salary for one year, (c) an amount equal to his annual target bonus for the year of termination, (d) any earned but unpaid bonuses and (e) continued medical and dental benefits for up to one year. The Schaffner Agreement provides for the same employee benefits as under Mr. Schaffner’s original employment agreement, except that he will also receive an automobile allowance of $1,000 per month. The restrictive covenants in the Initial Employment Agreement to which Mr. Schaffner is a party will continue to apply.

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

The Shoun Employment Agreement provides for a three-year term ending on April 1, 2025, the third anniversary of our initial public offering, which term renews automatically unless terminated by the Company or Mr. Shoun. Pursuant to the Shoun Employment Agreement, the Company will pay Mr. Shoun a base salary of $270,400 per year, increased from $260,000. Like the Initial Employment Agreement to which Mr. Shoun is a party, the Shoun Employment Agreement provides for an annual bonus award based on the achievement of performance objectives and targets established annually by the Company’s Board or Compensation Committee, and standard employee benefits. Upon a termination of the Shoun Employment Agreement by the Company without Cause or a resignation for Good Reason (each term as defined in the Shoun Employment Agreement), Mr. Shoun will be paid (a) if terminated prior to April 1, 2025, an amount equal to the remaining unpaid amounts under the initial employment term, (b) continued base salary for one year, (c) an amount equal to his annual target bonus for the year of termination, (d) any earned but unpaid bonuses and (e) continued medical and dental benefits for up to one year. The Shoun Employment Agreement provides for the same employee benefits as under the Initial Employment Agreement to which Mr. Shoun is a party, except that he will no longer be entitled to security benefits. The restrictive covenants in the Initial Employment Agreement to which Mr. Shoun is a party will continue to apply.

The Amended and Restated Yozamp Employment Agreement

On January 26, 2023, we and Mr. Yozamp agreed that, effective January 25, 2023, he ceased to be our Chief Executive Officer, Chairman of our Board, and a member of our Board, and assumed the position of Co-Founder and Chief Business Development Officer. In connection with his new role, we entered into an Amended and Restated Employment Agreement with Mr. Yozamp, effective January 26, 2023 (the “Yozamp Employment Agreement”), setting forth the terms and conditions of Mr. Yozamp’s employment as our Co-Founder and Chief Business Development Officer. The Yozamp Employment Agreement terminated on December 31, 2023, effective upon Mr. Yozamp’s retirement. The restrictive covenants in the Initial Employment Agreement to which Mr. Yozamp is a party and the Yozamp Employment Agreement continue to apply.

Director Compensation

Under our non-employee director compensation program, each non-employee director receives the following amounts for their service on the Board:

•	an annual director fee of $50,000 paid in cash; and
•	on an annual basis, a number of RSUs equal to $60,000 divided by the closing price of our common stock on the grant date.

In addition, if the director serves as the chairperson of a committee of the Board, the director will receive additional annual fees paid in cash as follows:

•	chairperson of the audit committee, $20,000;
•	chairperson of the compensation committee, $15,000; and
•	chairperson of the nominating and governance committee, $10,000.

No additional fees are paid for service as a member of any committee of the Board, nor are fees paid for attendance at Board or committee meetings.

Director fees are payable in in quarterly installments on the first business day of each calendar quarter and prorated for any portion of a quarter that a director is not serving as a non-employee director or a chairperson of a committee of the Board. Directors are also reimbursed for any reasonable Board-related expenses.

For 2023, we granted RSUs to our non-employee directors, which vest as to 100% of the underlying shares on the first anniversary of the grant date, subject to the director’s continued service to us through the vesting date. In addition, all unvested RSUs vest in full upon the occurrence of a change in control. RSUs granted to directors are granted pursuant to the terms of the 2021 Incentive Award Plan.

Mr. Schaffner, our Chief Executive Officer, and Mr. Shoun, our President and Chief Operating Officer, served on our Board during 2023, but have not been included in the 2023 Director Compensation Table below because they did not receive any additional compensation for their service on our Board. Information regarding their compensation paid in 2023 is included in the Summary Compensation Table, the Outstanding Equity Awards at Fiscal Year-End table, and the associated narrative disclosure.

2023 Director Compensation Table

The following table sets forth all compensation paid or awarded to our non-employee directors during 2023. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our directors.

The following table sets forth the compensation of our independent directors during 2023:

Name	Fees Earned or Paid in Cash ($)	RSU Awards ($)(1)	All Other Compensation ($)	Total ($)
David Hendrickson(2)	78,750	60,000	26,250(3)	165,000
George Lefevre	60,000	60,000	—	120,000
Steven M. Shum	70,000	60,000	—	130,000
Tien Q. Nguyen	22,962(4)	60,000	—	82,962

(1)	Amounts reflect the full grant date fair value of RSUs granted to our non-employee directors during 2023 computed in accordance with ASC Topic 718.

(2)	Mr. Hendrickson resigned from the Board and each committee of the Board on August 15, 2023. The RSUs granted to Mr. Hendrickson during 2023 vested in full on October 31, 2023.

(3)	This amount reflects consulting fees paid to Mr. Hendrickson following his resignation as a director.

(4)	Mr. Nguyen was appointed as a director on August 23, 2023 and received a prorated portion of the annual cash compensation payable for service on our Board and as chairperson of the Compensation Committee.

Equity Awards Held by Directors

The following table sets forth the aggregate number of stock options and RSUs held as of December 31, 2023 by each non-employee director who was serving as of December 31, 2023.

Name	Stock Options Outstanding at Fiscal Year End	RSUs Outstanding at Fiscal Year End
David Hendrickson	30,000	—
George Lefevre	30,000	12,195
Steven M. Shum	40,000	12,195
Tien Q. Nguyen	—	12,195

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In conjunction with our initial public offering, we adopted the 2021 Incentive Award Plan and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The following table summarizes equity compensation plan information for the 2021 Incentive Award Plan and the 2021 ESPP, which were both approved by stockholders, as a group, as of December 31, 2023.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance(2)
Plan Category	(#)	($)	(#)
Equity compensation plans approved by stockholders	1,111,585	3.773	75,843
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,111,585	3.773	75,843

(1)	There are no stock appreciation rights outstanding pursuant to the 2006 Plan or the 2015 Plan. In addition, there are no outstanding warrants to purchase shares of our common stock.

(2)	This amount reflects the shares reserved for issuance under our 2021 Incentive Award Plan and ESPP less the number of shares reported in the first column. The 2021 Incentive Award Plan contains an “evergreen” provision, such that the number of shares reserved for issuance under the plan automatically increases on an annual basis in an amount equal to (i) 5% of the aggregate number of shares of our common stock outstanding as of December 31 of each year, or (ii) a lesser number of shares as determined by the board of directors.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 25, 2024 as to: (1) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our named executive officers; (3) each of our directors; and (4) all directors and executive officers as a group, as of April 25, 2024.

We believe, based on information provided to us, that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, unless noted otherwise. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Expion360, 2025 SW Deerhound Avenue, Redmond, OR 97756.

Beneficial ownership is determined in accordance with SEC rules and includes any shares as to which a person has sole or shared voting power or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 25, 2024, are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based upon 7,335,514 shares of common stock outstanding as of April 25, 2024.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
John Yozamp (Co-Founder, Former Chief Executive Officer and Former Chief Business Development Officer)(1)	1,727,182	23.5%
James Yozamp, Jr.(2)	552,673	7.5%
Directors and Named Executive Officers:
Brian Schaffner (Chief Executive Officer)(3)	166,798	2.3%
Paul Shoun (Co-Founder, President, Chief Operating Officer, and Chairman of our Board)(4)	354,269	4.8%
Tien Q. Nguyen (Independent Director)(5)		*
George Lefevre (Independent Director)(6)	30,000	*
Steven M. Shum (Independent Director)(7)	40,000	*
All Directors and Executive Officers as a Group (six persons)(8)	659,654	9.0%

*	Less than 1%.

(1)	Based solely on a Schedule 13G filed on February 8, 2024 and information known to the Company. Includes (i) 1,477,182 shares of common stock owned directly by Mr. Yozamp and (ii) 250,000 shares of common stock issuable upon exercise of vested stock options exercisable within 60 days of April 25, 2024.

(2)	Based solely on a third-party report dated as of April 17, 2024.

(3)	Includes (i) 4,298 shares of common stock owned by Mr. Schaffner and (ii) 162,500 shares of common stock issuable upon exercise of vested stock options exercisable within 60 days of April 25, 2024.

(4)	Includes (i) 141,769 shares of common stock owned directly by Mr. Shoun and (ii) 212,500 shares of common stock issuable upon exercise of vested stock options exercisable within 60 days of April 25, 2024.

(5)	Mr. Nguyen does not own any common stock or stock options, RSUs or other securities that are currently exercisable or will become exercisable within 60 days of April 25, 2024.

(6)	Includes 30,000 shares of common stock issuable upon exercise of vested stock options exercisable within 60 days of April 25, 2024.

(7)	Includes 40,000 shares of common stock issuable upon exercise of the vested stock options exercisable within 60 days of April 25, 2024.

(8)	Includes directors and current executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, during our last two fiscal years or currently proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or beneficial holders of more than 5% of any class of our voting securities had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, which are described under the sections titled “Executive Compensation” and “Director Compensation.”

On August 1, 2018, the Company issued an unsecured promissory note owed to H. Porter Burns, a holder of approximately 0.6% of our outstanding capital stock as of March 27, 2023, and business partner at the time to John Yozamp, our Co-Founder and former Chief Business Development Officer (the “Porter Burns Note”), in the principal amount of $500,000. The Porter Burns Note requires monthly interest-only payment at 10% per annum. The Porter Burns Note had an original maturity date of August 1, 2023, but was extended to mature on August 1, 2024 by agreement dated June 30, 2023. As of December 31, 2023, the Company had an outstanding principal balance of $500,000 under the Porter Burns Note.

On December 31, 2019, the Company issued an unsecured promissory note owed to James Yozamp, Jr., a holder of approximately 7.9% of our outstanding capital stock as of March 27, 2024, and brother to John Yozamp, our Co-Founder and former Chief Business Development Officer (the “James Yozamp Note”) in the principal amount of $200,000. The James Yozamp Note requires monthly interest only payments at 10% per annum. The James Yozamp Note matures on December 31, 2024. As of December 31, 2023, the Company had an outstanding principal balance of $200,000 under the James Yozamp Note.

Policies and Procedures for Related-Party Transactions

We have adopted a written related-party transaction policy, effective January 1, 2022 (the “Related-Party Transaction Policy”), setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This Related-Party Transaction Policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

Director Independence

A majority of our directors satisfy the criteria for “independent directors,” under Nasdaq rules. The Nominating and Corporate Governance Committee is required to annually review each director’s independence and any material relationships such director has with the Company. Following such review, only those directors who the Board affirmatively determines have no material relationship with the Company, and otherwise satisfy the independence requirements of Nasdaq rules, will be considered “independent directors.”

Under Nasdaq rules, a majority of a listed company’s board must be comprised of independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit committee, compensation committee and nominating committee be independent. Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act and related Nasdaq rules.

Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

In accordance with Rule 10C-1 under the Exchange Act and Nasdaq rules, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, the company’s board must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including the source of compensation of such director (including any consulting, advisory or other compensatory fee paid by such company to the director), and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board has affirmatively determined that George Lefevre, Steven M. Shum and Tien Q. Nguyen do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under applicable Nasdaq and Exchange Act rules. In addition, David Hendrickson, who was a member of the Board until his resignation on August 15, 2023, was an independent director under applicable Nasdaq and Exchange Act rules.

As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. Our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership

Paul Shoun, our Co-Founder, President and Chief Operating Officer, also serves as Chairman of our Board. Currently, the Board does not have a Lead Independent Director. Although the Board may assess the appropriate leadership structure from time to time in light of internal and external events or developments and reserves the right to make changes in the future, it believes that the current structure is appropriate at this time given the size and experience of the Board, as well as the background and experience of management. The Board does not believe that having the President and Chief Operating Officer serve as Chairman of our Board materially impacts its process for risk oversight because Board committees (comprised entirely of independent directors during the fiscal year ended December 31, 2023) play the central role in risk oversight.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is M&K CPAS PLLC, Houston, Texas, PCAOB ID #2738.

Principal Accountant Fees and Services

The following table sets forth by category of service, the fees incurred in engagements performed by M&K CPAS PLLC, our independent registered public accounting firm, for professional services rendered to the Company for the fiscal years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit Fees	$98,274	$98,943
Audit-Related Fees	—	—
Tax Fees	4,500	4,500
All Other Fees	—	—
Total Fees	$102,774	$103,443

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

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no audit-related fees for the fiscal years ended December 31, 2023, and 2022.

Tax fees consisted of fees expected to be incurred as of the date of this Annual Report on Form 10-K for tax compliance, tax advice, and tax planning in respect of the year ended December 31, 2023.

There were no fees for services rendered by M&K CPAS PLLC incurred during the fiscal years ended December 31, 2023 and 2022 other than those disclosed above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our financial statements are included in the “Index to the Financial Statements,” which appear on page F-1 of the Original Report.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1:

Exhibit Number	Exhibit Description
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Expion360 Inc.

		By:	/s/ Brian Schaffner
Brian Schaffner
Date:	April 29, 2024		Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Schaffner	Chief Executive Officer	April 29, 2024
Brian Schaffner	(Principal Executive Officer)

/s/ Greg Aydelott	Chief Financial Officer	April 29, 2024
Greg Aydelott	(Principal Financial and Principal Accounting Officer)

*	Director	April 29, 2024
George Lefevre

*	Director	April 29, 2024
Tien Q. Nguyen

*	President, Chief Operating Officer, and Chairman of our Board of Directors	April 29, 2024
Paul Shoun

*	Director	April 29, 2024
Steven M. Shum

* By:	/s/ Brian Schaffner, Attorney-in-Fact