Form 10-Q
period 2024-03-31
Expion360 Inc.
filed 2024-05-14
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 001-41347

EXPION360 INC.

(Exact name of registrant as specified in its charter)

Nevada (state or other jurisdiction of incorporation or organization)	81-2701049 (IRS Employer Identification No.)

2025 SW Deerhound Ave Redmond OR 97756

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (541) 797-6714

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	XPON	The Nasdaq Capital Market

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

Yes ☐ No ☒

As of May 9, 2024, there were 7,445,261 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Quarterly Report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections regarding the markets where we operate, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding expected capital expenditures, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.

●	We have a history of losses and our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

●	Our business and future growth depends on the needs and success of our customers, and we have substantial customer concentration.

●	We may not be able to successfully manage our growth.

●	We may fail to expand our sales and distribution channels and our ability to expand into international markets is uncertain.

●	Nearly all of our raw materials enter the United States through a limited number of ports, and we rely on third parties to store and ship some of our inventory; labor unrest at these ports or other product delivery difficulties could interfere with our distribution plans and reduce our revenue.

●	Government reviews, inquiries, investigations, and actions could harm our business or reputation.

●	We are dependent on third-party manufacturers and suppliers, including suppliers located outside the United States, and our operating results could be adversely affected by changes in the cost and availability of raw materials as well as increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts.

●	We are dependent on third-party manufacturers and suppliers outside of the United States, and changes in the political climate or in legislation could result in tariffs that would apply to our imported goods, which would impact our operating margins.

●	We rely on three warehouses and if any of our facilities becomes inoperable for any reason or if our expansion plans fail, our ability to produce our products could be negatively impacted.

●	Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.

●	We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.

●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.

●	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

●	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.

●	Quality problems with our products could harm our reputation and erode our competitive position.

●	We may be negatively impacted by public health epidemics or outbreaks, as well as resulting uncertainty in global economic conditions.

●	We may need to raise additional capital to support our business and our ability to raise necessary capital in the future may be limited and our stockholders may be diluted by future securities offerings.

●	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

●	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

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

i

NOTICE REGARDING TRADEMARKS

This Quarterly Report includes trademarks, tradenames, and service marks that are our property or the property of others. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets

	As of March 31, 2024 (unaudited)	As of December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$2,263,133	$3,932,698
Accounts receivable, net	238,921	154,935
Inventory	3,780,617	3,825,390
Prepaid/in-transit inventory	118,811	163,948
Prepaid expenses and other current assets	233,171	189,418
Total current assets	6,634,653	8,266,389

Property and equipment	1,212,984	1,348,326
Accumulated depreciation	(421,836)	(430,295)
Property and equipment, net	791,148	918,031

Other Assets
Operating leases – right-of-use asset	2,532,252	2,662,015
Deposits	58,896	58,896
Total other assets	2,591,148	2,720,911
Total assets	$10,016,949	$11,905,331

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$282,420	$286,985
Customer deposits	10,926	17,423
Accrued expenses and other current liabilities	248,905	292,515
Convertible note payable	2,206,067	2,082,856
Current portion of operating lease liability	535,576	522,764
Current portion of stockholder promissory notes	700,000	762,500
Current portion of long-term debt	31,472	50,839
Total current liabilities	4,015,366	4,015,882

Long-term debt, net of current portion and discount	223,954	298,442
Operating lease liability, net of current portion	2,102,605	2,241,325
Total liabilities	$6,341,925	$6,555,649

(continued on next page)

Expion360 Inc.

Balance Sheets – Continued

	As of March 31, 2024 (unaudited)	As of December 31, 2023
Stockholders’ equity
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $.001 per share; 200,000,000 shares authorized; 7,046,853 and 6,922,912 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7,047	6,923
Additional paid-in capital	26,956,682	26,438,524
Accumulated deficit	(23,288,705)	(21,095,765)
Total stockholders’ equity	3,675,024	5,349,682
Total liabilities and stockholders’ equity	$10,016,949	$11,905,331

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net sales	$971,859	$1,507,177
Cost of sales	749,337	1,063,730
Gross profit	222,522	443,447
Selling, general and administrative	2,189,475	2,120,894
Loss from operations	(1,966,953)	(1,677,447)

Other (income) / expense:
Interest income	(26,865)	(20,133)
Interest expense	253,286	38,178
Gain on sale of property and equipment	306	—
Settlement expense	—	281,680
Other (income) / expense	(1,200)	106
Total other expense	225,527	299,831
Loss before taxes	(2,192,480)	(1,977,278)

Franchise taxes	460	—
Net loss	$(2,192,940)	$(1,977,278)

Net loss per share (basic and diluted)	$(0.31)	$(0.29)
Weighted-average number of common shares outstanding	7,006,498	6,815,002

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Stockholders’ Equity (Unaudited)

	For the Three Months Ended March 31, 2024 and 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	6,802,464	$6,802	$25,239,654	$(13,639,491)	$11,606,965
Proceeds received from exercise of warrants	46,102	47	49,740	—	49,787
Stock issued as a result of litigation settlement	52,000	52	251,628	—	251,680
Net loss	—	—	—	(1,977,278)	(1,977,278)
Balance at March 31, 2023	6,900,566	$6,901	$25,541,022	$(15,616,769)	$9,931,154

Balance at December 31, 2023	6,922,912	$6,923	$26,438,524	$(21,095,765)	$5,349,682
Stock issued for ELOC	38,224	38	125,115	—	125,153
Proceeds received from cashless exercise of warrants	1,606	2	(6)	—	(4)
Stock issued for interest payment	10,698	11	41,239	—	41,250
Stock-based compensation	—	—	35,127	—	35,127
Issuance of stock options	—	—	218,219	—	218,219
Issuance of RSUs	—	—	51,647	—	51,647
Settlement of vested RSUs	9,916	10	46,880	—	46,890
Settlement of commitment shares	63,497	63	(63)	—	—
Net loss	—	—	—	(2,192,940)	(2,192,940)
Balance at March 31, 2024	7,046,853	$7,047	$26,956,682	$(23,288,705)	3,675,024

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.
Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities

Net loss	$(2,192,940)	$(1,977,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	49,444	48,120
Amortization of convertible note costs	166,786
Loss on sale of property and equipment	306	—
Decrease in allowance for doubtful accounts	—	(18,804)
Stock-based settlement	—	251,680
Stock-based compensation	315,853	—

Changes in operating assets and liabilities:
Increase in accounts receivable	(83,986)	(311,923)
Decrease in inventory	44,773	603,570
(Increase) / Decrease in prepaid/in-transit inventory	45,137	(1,086,577)
Increase in prepaid expenses and other current assets	(43,753)	(66,992)
Decrease in deposits	—	5,005
Increase / (Decrease) in accounts payable	(4,565)	895,845
Increase / (Decrease) in customer deposits	(6,497)	208,553
Increase in accrued expenses and other current liabilities	33,669	19,638
Increase in right-of-use assets and lease liabilities	3,855	6,461
Net cash used in operating activities	(1,671,918)	(1,422,702)

Cash flows from investing activities
Purchases of property and equipment	(10,550)	(9,280)
Net proceeds from sale of property and equipment	87,684	—
Net cash provided by / (used in) investing activities	77,134	(9,280)

Cash flows from financing activities
Principal payments on convertible note	(43,575)	—
Principal payments on long-term debt	(93,855)	(92,854)
Principal payments on stockholder promissory notes	(62,500)	—
Net proceeds from exercise of warrants	(4)	49,787
Net proceeds from issuance of common stock	125,153	—
Net cash provided by / (used in) financing activities	(74,781)	(43,067)

Net change in cash and cash equivalents	(1,669,565)	(1,475,049)
Cash and cash equivalents, beginning	3,932,698	7,201,244
Cash and cash equivalents, ending	2,263,133	5,726,195

(continued on next page)

Expion360 Inc.

Statements of Cash Flows (Unaudited) - Continued

	For the Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2024	2023
Cash paid for interest	$12,748	$38,399
Cash paid for franchise taxes	$—	$—

Non-cash financing activities:
Acquisition/modification of operating lease right-of-use asset and lease liability	$—	$13,993
Issuance of common stock for payment on accrued interest	$41,250	$—
Issuance of common stock for payment on accrued compensation	$36,029	$—
Issuance of common stock in exchange for short-term loan costs	$63	$—

The accompanying notes are an integral part of these financial statements.

1.    Organization and Nature of Operations

Expion360 Inc. (formerly Yozamp Products Company, LLC dba Expion360) (the “Company”) was incorporated in the state of Nevada in November 2021. Effective November 1, 2021, the Company converted to a C corporation. Prior to conversion, the Company was a limited liability company (the “LLC”) with an indefinite life organized in the State of Oregon in June 2016. The LLC elected to be treated as a Subchapter S corporation effective January 1, 2017. Net profits and losses of the LLC and all distributions were allocated among the members in proportion to the ownership units held. The original LLC Agreement was amended and restated on January 1, 2021 to add additional members and a non-voting class of member units. Upon conversion to a C corporation, all existing LLC members at the time of conversion were issued shares of the Company’s common stock, par value $0.001 per share, and became stockholders of the Company.

The Company designs, assembles, and distributed premium lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicle (“RV”), marine, golf, industrial, and residential needs. LiFePO4 batteries are considered a top choice for high energy density, dependability, longevity, and safety, providing the ability to power anything, anywhere.

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

Operating results for the three-month periods ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024.

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

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that the financial statements for the three months ended March 31, 2024 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third-party debt, and working capital loans. The Company’s sales for the three months ended March 31, 2024 decreased 35.5% compared to the same period in 2023, as the overall RV market experienced a severe slowdown. Through March 31, 2024, the Company distributed $4 for the settlement of fractional shares related to warrant exercises compared to receiving net proceeds of $49,787 from warrant exercises during the same period in 2023. On February 9, 2024, a registration statement on Form S-1 (File No. 333-276663) was declared effective for the resale, from time to time, of up to 1,781,978 shares of the Company’s common stock by a selling stockholder in connection with an equity line of credit financing. During the three months ended March 31, 2024, the Company sold 38,224 shares of common stock to the stockholder under the equity line of credit and received proceeds of $125,153 compared to $0 in the same prior year period. In addition, during the three months ended March 31, 2024, the Company issued 10,698 shares of common stock to satisfy interest payments to a note holder in connection with a short-term convertible note, totaling $41,250 and issued 7,936 shares of common stock for payment on accrued compensation totaling $36,029,  compared to zero shares issued during the same prior year period. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability .

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, changes in interest rates, changes in commodity pricing, and recessionary concerns on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could vary materially from the estimates and assumptions that were used, which may result in material effects on the Company’s financial condition, results of operations, and liquidity. The Company’s significant accounting estimates include the carrying value of accounts receivable and inventory, the depreciable lives of fixed assets, and stock-based compensation. To the extent there are differences between these estimates and actual results, the Company’s financial statements may be materially affected.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of US Treasury-related ultra-short paper. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of March 31, 2024, cash balances exceeded FDIC limits by $469,533 and investment accounts totaling $1,402,620 are invested in US Treasury related ultra-short paper.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three months ended March 31, 2024, the Company wrote off $0 to bad debt expense. For the three months ended March 31, 2023, the Company collected $800 of bad debt that had been written off previously. There was no allowance for doubtful accounts as of March 31, 2024 or December 31, 2023, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of March 31, 2024 and December 31, 2023, the Company had customer deposits totaling $10,926 and $17,423, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of March 31, 2024 and December 31, 2023, the Company had inventory that consisted of finished assemblies totaling $2,647,702 and $2,967,021, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,132,915 and $858,369, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of March 31, 2024 or December 31, 2023. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $118,811 and $163,948 as of March 31, 2024 and December 31, 2023, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended March 31, 2024 and 2023, respectively, approximately 71% and 86%, respectively, of inventory purchases were  made from foreign suppliers in Asia. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Europe, enabling the Company to source materials outside of Asia in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Office furniture and equipment	3 - 7 years
Manufacturing equipment	3 - 10 years
Warehouse equipment	3 - 10 years
Quality Assurance (“QA”) equipment	3 - 10 years
Tooling and molds	5 - 10 years

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three months ended March 31, 2024 or 2023.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a 12-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of March 31, 2024 and December 31, 2023 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. No refund liability was recognized as of March 31, 2024 or December 31, 2023. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

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

During the three months ended March 31, 2024, sales to one customer totaled $101,984, comprising approximately 11% of total sales. This customer represented approximately 2% of total accounts receivable as of March 31, 2024. Accounts receivable from three additional customers totaled $90,827, representing approximately 39% of total accounts receivable as of March 31, 2024.

During the three months ended March 31, 2023, sales to two customers totaled $381,048, comprising approximately 25% of total sales. These customers represented approximately 40% of total accounts receivable as of March 31, 2023. Accounts receivable from one additional customer totaled $72,184, representing approximately 12% of total accounts receivable as of March 31, 2023.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Net sales” and totaled $22,690 and $9,532 during the three months ended March 31, 2024 and 2023, respectively. Shipping and handling costs for shipping product to customers totaled $43,043 and $43,208 during the three months ended March 31, 2024 and 2023, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $240,076 and $155,159 for the three months ended March 31, 2024 and 2023, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $75,502 and $77,180 for the three months ended March 31, 2024 and 2023, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

Income Taxes

The Company is a C corporation and its deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Segment Reporting

The Company currently operates in one reportable segment. An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make operating decisions. The Company has identified its Chief Executive Officer as the CODM.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,192,940)	$(1,977,278)
Weighted average common shares outstanding – basic and diluted	7,006,498	6,815,002
Basic and diluted net loss per share	$(0.31)	$(0.29)

As of March 31, 2024 and December 31, 2023, the Company has outstanding warrants, options, and RSUs convertible into 2,015,346 and 1,914,415 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

	As of
	March 31, 2024	December 31, 2023
Warrants	795,295	802,830
Stock Options	1,179,500	1,075,000
RSUs	40,551	36,585
	2,015,346	1,914,415

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires compensation costs to be recognized at grant date fair value over the requisite service period of each of the awards. The Company recognizes forfeitures of awards as they occur.

The fair value of stock options is determined using the Black-Scholes-Merton (“Black-Scholes”) option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected life. Changes to assumptions could cause significant adjustments to the valuation.

New Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-03, amending “Presentation of Financial Statements (Topic 205),” “Income Statement – Reporting Comprehensive Income (Topic 220),” “Distinguishing Liabilities from Equity (Topic 480),” “Equity (Topic 505),” and “Compensation – Stock Compensation (Topic 718).” The Company adopted this standard effective December 15, 2023, and the adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.

In March 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU was issued to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2024, and the adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the ASU introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for public business entities. The Company adopted this standard, effective January 1, 2024, and the adoption of this guidance did not have an impact on the Company’s financial statements or disclosures.

Accounting Guidance Issued but Not Yet Adopted

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements,” to address suggestions received from stakeholders. The Company is currently evaluating the impact of this standard on its financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation,” which adds an illustrative example to demonstrate how to apply the guidance in paragraph 718-10-15-3. The Company is currently evaluating the impact of this standard on its financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which affects a variety of Topics in the Codification. The Company is currently evaluating the impact of this standard on its financial statements.

3.    Property and Equipment, Net

Property and equipment consist of the following:

	As of
	March 31, 2024	December 31, 2023

Vehicles and transportation equipment	$406,013	$551,906
Leasehold improvements	314,819	314,819
Office furniture and equipment	188,131	188,131
Manufacturing equipment	179,274	179,274
Warehouse equipment	81,164	81,164
QA equipment	43,583	33,032
Tooling and Molds	—	—
	$1,212,984	$1,348,326

Less: accumulated depreciation	(421,836)	(430,295)
Property and equipment, net	$791,148	$918,031

Depreciation expense was $49,444 and $48,120 for the three months ended March 31, 2024 and 2023, respectively. There were disposals and sales of fixed assets during the three months ended March 31, 2024 and 2023 resulting in the net cash received of $87,684 and $0, respectively. As a result of disposals and sales of fixed assets, the Company recognized a loss of $306 during the three months ended March 31, 2024 and no gain or loss during the three months ended March 31, 202 3.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2024	As of December 31, 2023
Accrued salaries and payroll liabilities	$170,994	$225,685
Rebate liability	37,105	31,411
Accrued interest	22,560	2,839
Commissions	10,716	12,608
Deferred income and deposit (sublease)	4,549	4,445
Franchise tax	2,981	5,262
Other	—	10,265
Accrued expenses and other current liabilities	$248,905	$292,515

5.     Long-Term Debt

Long-term debt consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025 and are secured by equipment.	5,408	6,317
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder. This note was paid in full in March 2024.	—	14,196
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050.	146,111	146,926
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a co-founder. The note was paid in full January 2023.	—	—
Notes payable – The Company acquired six notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expired in April 2023 but was renewed for a commercial line up to $350,000 and prevailing GM Financial existing term notes will remain. That agreement was due to expire in April 2024, but was renewed for the same limit and terms and will expire in April 2025. One note was paid off in May 2023 and two more were paid off in February 2024 when the corresponding vehicles were sold. As of March 31, 2024, the notes are currently payable in aggregate monthly installments of $2,560.15, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles.	103,907	181,842
Total	$255,426	$349,281
Less current portion	(31,472)	(50,839)
Long-term debt, net of unamortized debt discount and current portion	$223,954	$298,442

Future maturities of long-term debt are as follows:

12 Months Ending March 31,
2025	$31,472
2026	31,219
2027	31,572
2028	26,862
2029	6,269
Thereafter	128,032
Total	$255,426

6.     Stockholder Promissory Notes

As of March 31, 2024 and December 31, 2023, the Company had an outstanding principal balance of $700,000 and $762,500, respectively, due to stockholders under unsecured promissory notes agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature in August 2024 and December 2024 as follows: August 2024 - $500,000; and December 2024 - $200,000. A note for $62,500 that matured in January 2024 was paid in January 2024.

Interest paid to the stockholders under the Notes totaled $12,164 and $20,627 during the three months ended March 31, 2024 and March 31, 2023, respectively. There was accrued interest of $5,834 and $0 as of March 31, 2024 and December 31, 2023, respectively, related to these Notes.

7.    Convertible Note and Equity Line of Credit

Convertible Note Financing

On December 27, 2023, the Company entered into a securities purchase agreement with 3i, LP (“3i”), pursuant to which the Company sold and 3i purchased: (i) a senior unsecured convertible note issued in the aggregate principal amount of $2,750,000, with an 10.0% original issue discount and an interest rate of 9.0% per annum (the “3i Note”), (ii) up to $247,500 in newly issued shares of Common Stock (the “Interest Shares”), which may be payable, subject to the fulfillment of certain conditions set forth in the 3i Note, to satisfy interest payments under the 3i Note, and (iii) 63,497 shares of Common Stock issued to 3i as consideration for its commitment to purchase the 3i Note (collectively, the “Convertible Note Financing”). The gross proceeds to the Company from the Convertible Note Financing were $2.5 million prior to the payment of legal fees and transaction expenses. The offering of securities in the Convertible Note Financing was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023. As of March 31, 2024, the Company has issued 10,698 shares of Common Stock for the payment of $41,250 in interest.

Equity Line Purchase Agreement

On December 27, 2023, the Company entered into a common stock purchase agreement with Tumim Stone Capital, LLC (“Tumim”), pursuant to which the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock and (b) the Exchange Cap (as defined in the purchase agreement) (the “Equity Line of Credit”). In connection with the Equity Line of Credit financing, the Company filed a Registration Statement on Form S-1 (File No. 333-276663) with the SEC on January 23, 2024, which was declared effective on February 9, 2024. As of March 31, 2024, the Company has sold 38,224 shares of common stock under the Equity Line of Credit for an aggregate amount of $125,153, of which $65,705 was redeemed by 3i and applied to the 3i Note.

See Note 9 – “Convertible Note and Equity Line of Credit” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information on the 3i Note and Equity Line of Credit.

8.    Commitments and Contingencies

Operating Leases

The Company leases its warehouses and office space under long-term lease arrangements. None of its leases include characteristics specified in ASC 842, Leases, that require classification as financing leases, and accordingly, these leases are accounted for as operating leases. The Company does not recognize an ROU asset and lease liability for short-term leases, which have terms of 12 months or less. For longer-term lease arrangements that are recognized on the Company’s Balance Sheet, the ROU asset and lease liability are initially measured at the commencement date based upon the present values of the lease payments due under the leases.

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

In the first quarter of 2022, the Company entered into two new long-term, non-cancelable operating lease agreements for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $2,348,509, representing the present value of the lease payments discounted using an effective interest rate of 8.07% and 8.86%, and corresponding ROU assets of $2,348,509. The leases expire in December 2026 and December 2028, the latter of which contains one three-year option to renew.

In the first quarter of 2021, the Company entered into a long-term, non-cancelable operating lease agreement for office and warehouse space resulting in the Company recognizing an additional lease liability totaling of $1,268,089, representing the present value of the lease payments discounted using an effective interest rate of 7.47% and a corresponding ROU asset of $1,268,089. The lease expires in January 2028 and contains one three-year option to renew.

The Company has two other leases—one that expired in January 2023 and one that expires in February 2025. The leases generally provide for annual increases based on a fixed amount and generally require the Company to pay real estate taxes, insurance, and repairs.

The following is a summary of total lease costs  during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$186,344	$188,029
Short-term lease costs	—	150
Variable lease costs	—	—
Sublease income	(10,544)	(18,596)
	$175,800	$169,583

The weighted-average remaining lease term was 4.30 years and 4.54 years as of March 31, 2024 and December 31, 2023, respectively. The weighted average discount rate was 8.46% and 8.47%, as of March 31, 2024 and December 31, 2023, respectively. Operating cash flows from the operating leases totaled $125,908 and $92,107 for the three months ended March 31, 2024 and 2023, respectively.

The total lease liability as of March 31, 2024 and December 31, 2023 was $2,638,181  and $2,764,089, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2024, for years ending March 31:

Total
2025	$737,561
2026	717,328
2027	722,542
2028	655,027
2029	337,708
Thereafter	—
Total future minimum lease payments	$3,170,166
Less imputed interest	$(531,985)
Total	$2,638,181

Current lease liability	$535,576
Noncurrent lease liability	2,102,605
Total	$2,638,181

Subleases

As of March 31, 2024, the Company subleases office and warehouse space under one of its existing operating leases with similar terms as the Company’s lease agreements. Two additional leases terminated in February 2023. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $10,544 and $18,596 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, deferred income and a sublease deposit totaled $4,549 and $4,445, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The total future minimum sublease payments are $39,428, all due in the twelve months ending March 31, 2024.

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

9.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of March 31, 2024, the Company has issued 10,698 shares of common stock for the payment of $41,250 in interest applied to the 3i Note. As of March 31, 2024, the Company has sold 38,224 shares of common stock for an aggregate amount of $125,153 of which $65,705 was redeemed by 3i which applied payments of $57,410 to the loan principal, $5,167 to interest and $3,128 as a redemption premium.

On March 31, 2023, at the closing price of $4.84 per share, the Company issued 52,000 shares of common stock as part of a settlement agreement for a total value of $251,680.

As of March 31, 2024 and December 31, 2023, 7,046,853 and 6,922,912 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

Warrants/Options

During the three months ending March 31, 2024, 7,535 warrants exercisable at $3.32 per share were exercised using the cashless conversion option which resulted in the issuance of 1,606 shares of common stock. This leaves 514,290 warrants remaining with an exercise price of $3.32.

During the three months ending March 31, 2023, 15,000 warrants exercisable at $3.32 per share were exercised on a cash basis which resulted in the issuance of 15,000 shares of common stock. This leaves 544,431 warrants remaining with an exercise price of $3.32.

During the three months ending March 31, 2023, 73,000 warrants exercisable at $2.90 per share were exercised using the cashless conversion option which resulted in the issuance of 31,102 shares of common stock. This leaves 78,000 warrants remaining with an exercise price of $2.90.

As of March 31, 2024 and December 31, 2023, a total of 765,295 and 772,830 warrants were issued and outstanding, respectively. As of March 31, 2024 and December 31, 2023, a total of 30,000 options, which were not issued under a specified plan, were outstanding. Below is a summary of warrants and stock options issued and outstanding as of March 31, 2024:

Number of warrants/non-plan options		Exercise Price	Weighted Average Remaining Life (Years)
78,000		$2,90	0.61
544,290	(1)	$3.32	7.26
25,000		$5.00	1.36
148,005		$9.10	3.00
795,295

(1)	Includes 514,290 warrants and 30,000 non-plan options.

See Note 11 – “Stockholders’ Equity” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information regarding the Company’s outstanding warrants and stock options.

Equity Plans

As of March 31, 2024, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan. During the three months ended March 31, 2024, the Company granted 15,865 RSUs and 104,500 options under the 2021 Incentive Award Plan. No shares have been issued to date under the 2021 Employee Stock Purchase Plan. The compensation cost that has been charged against operations was $315,853 for the three months ended March 31, 2024, and $0 for the three months ended March 31, 2023.

See Note 11 – “Stockholders’ Equity” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information regarding the 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan.

2021 Incentive Award Plan

The purpose  of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the 2021 Incentive Award Plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the 2021 Incentive Award Plan is subject to limits and is adjusted annually. As of March 31, 2024, the aggregate number of shares that can be issued under the 2021 Incentive Award Plan is 1,795,768, of which 1,179,500 options and 64,645 RSUs have been granted.

2021 Employee Stock Purchase Plan

The purpose of the Company’s 2021 Employee Stock Purchase Plan is to assist eligible employees of the Company in acquiring a stock ownership in the Company and to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The 2021 Employee Stock Purchase Plan consists of a Section 423 Component and Non-Section 423 Component. The Section 423 Component is intended to qualify as an employee stock purchase plan and authorizes the grant of options. Options granted under the Non-Section 423 Component are granted pursuant to separate offerings containing sub-plans. Option awards are generally granted with an exercise price equal to 85% of the lesser of the fair market value of a share on (a) the applicable grant date and (b) the applicable exercise date, or such other price as designated by the administrator, provided that in no event shall the option price be less that the per share par value price. The maximum number of shares granted under the 2021 Employee Stock Purchase Plan may not exceed 2,500,000 shares.

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

The Company has computed the fair value of all options granted through March 31, 2024 using the following assumptions:

Expected volatility	110.51%
Expected dividends	None
Expected term (in years)	4.87
Risk free rate	3.35%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Award Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at beginning of period	1,075,000	$$3.77	—	—
Granted	104,500	3.45	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	1,179,500	$$3.74	9.21	$—
Exercisable at end of period	995,999	$3.60	9.15	$—

(1)	The aggregate intrinsic value of options outstanding and options exercisable at beginning of period and as of March 31, 2024 is $0, as all options are out of the money.

During the three months ended March 31, 2024, the weighted-average grant-date fair value of the options granted to employees and non-employees was $312,873, and was $998,915 for the year ended December 31, 2023. Unrecognized compensation expense related to employees and non-employees was $687,397 as of December 31, 2023. The options granted in May 2022 were vested 100% at time of grant. The options granted in August 2023 began to vest in equal quarterly installments beginning September 30, 2023 and ending June 30, 2026. The options granted in March 2024 vested 50% at time of grant with the remaining shares vesting in 12 equal consecutive quarterly installments commencing June 30, 2024 and becoming fully vested on March 31, 2027.

The following table summarizes the Company’s RSU activity under the 2021 Incentive Award Plan:

	Number of restricted stock awards	Weighted average grant-date fair value
Nonvested at beginning of year	$36,585	$179,998
Granted	15,865	72,027
Vested	9,916	45,018
Forfeited	—	—
Nonvested as of March 31, 2024	$42,534	$207,007

There was $89,239 of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 0.41 years.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of March 31, 2024:

Exercise of warrants	765,295
Exercise of options unrelated to any Plan	30,000
Exercise of stock options – 2021 Incentive Award Plan	1,179,500
Exercise of restricted stock units – 2021 Incentive Award Plan	40,551
Total shares of common stock reserved for future issuances	2,015,346

10.    Income Taxes

The Company has incurred losses and consequently recorded no provision beyond the minimum or base tax rate for state or federal income taxes for the three months ended March 31, 2024. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of March 31, 2024 and December 31, 2023, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate. For the three months ended March 31, 2024, the Company accrued $460 for 2024 state income taxes, and for the three months ended March 31, 2023, the Company accrued and incurred state taxes of $0.

11.    401(k) Plan

The Company adopted a 401(k) Plan for the benefit of its employees. Employees may contribute to the 401(k) Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

12.    Related Party Transactions

As of March 31, 2024 and December 31, 2023, related-party transactions consisted of the issuance of the Notes (see Note 6  – “Stockholder Promissory Notes”).

13.    Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2024, the date of the most recent Balance Sheets, through May 9, 2024, the date the unaudited financial statements were issued.

In April 2024, the Company sold 281,098 shares under its Equity Line of Credit in exchange for $556,334 in cash.

In April 2024, 1,983 shares valued at $9,000 were issued due to vesting of RSUs that had been awarded as stock-based compensation.

On May 2, 2024, the Company entered into a Settlement and Mutual Release with Alexander Capital L.P. pursuant to which the parties resolved certain disputes while not admitting any liability or wrongdoing (the “Settlement Agreement”).  The Company agreed to (i) make a single cash payment of $100,000, (ii) issue 100,000 shares of common stock, and (iii) amend certain outstanding warrants to reduce the per share exercise price from $9.10 to $4.50. The shares were issued pursuant to an effective Registration Statement on Form S-3 (File No. 333-272956). The Settlement Agreement also contains other customary provisions, including a mutual release of claims and mutual non-disparagement provision.

On May 6, 2024, the Company received a subpoena from the SEC pursuant to a Formal Order of Investigation requesting documents and communications concerning a limited number of press releases. The Company is fully cooperating with the investigation and is not currently able to predict the outcome of the investigation or the timing of the conclusion of the investigation.

In May 2024, 9,747 shares were issued for non-cash payment of interest on the 3i Note of $17,858, and in April 2024, 5,580 shares were issued for non-cash payment of interest on the 3i Note of $16,703.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements and related notes for the fiscal years ended December 31, 2023 and 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024 (the “Annual Report”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Item 1A “Risk Factors” of Part II of this Quarterly Report and “Cautionary Note Regarding Forward-Looking Statements and Industry Data.”  Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this section may not sum due to rounding.

OVERVIEW

Expion360 focuses on the design, assembly, manufacturing, and sales of LiFePO4 batteries and supporting accessories for RVs, marine applications and home energy storage products with plans to expand into industrial applications. We design, assemble, and distribute high-powered, lithium battery solutions using ground-breaking concepts with a creative sales and marketing approach. We believe that our product offerings include some of the most dense and minimal-footprint batteries in the RV and marine industries. We are developing the e360 Home Energy Storage System that we expect to change the industry in barrier price, flexibility, and integration. We are deploying multiple intellectual property strategies with research and products to sustain and scale the business. We currently have customers consisting of dealers, wholesalers, private label customers, and original equipment manufacturers who are driving revenue and brand awareness nationally.

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

COMPETITIVE STRENGTHS

We believe the following strengths differentiate Expion360 and create long-term, sustainable competitive advantages:

Superior Capacity to Lead Acid Competitors

Lead-acid batteries have always been the standard in RV and marine transportation vehicles. Our lithium-ion batteries offer superior capacity to our lead-acid competitors. Our batteries utilize lithium iron phosphate, and therefore, are expected to have a lifespan of approximately 12 years - three to four times that of certain lead-acid batteries and with ten times the number of charging cycles. Furthermore, we believe that our typical battery provides three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like the Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a 1C rate.

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

In January 2024, we introduced our next generation GC2 and Group 27 series LiFePO4 batteries. The new versions now include higher amp-hour options (4.0Ah and 4.5Ah cell technology) and the latest advancements in power technology features, including Expion360’s proprietary Vertical Heat Conduction™ internal heating, Bluetooth® and controller area network (“CAN Bus”) communication. Expion360 began taking pre-orders of the new GC2 and Group 27 batteries in Q1 2024 with anticipated deliveries Q2 2024.

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

RECENT DEVELOPMENTS AND TRENDS

Corporate Leadership

In December 2023, John Yozamp retired as our Chief Business Development Officer. In connection with Mr. Yozamp’s retirement, the Company and Mr. Yozamp entered into: (i) a consulting agreement pursuant to which Mr. Yozamp has agreed to provide services as our independent sales representative for a period of six months, subject to extension or earlier termination as provided for in the agreement, and (ii) a standard release agreement pursuant to which Mr. Yozamp agreed to release certain claims against us. On January 3, 2024, Mr. Yozamp terminated his agreement as an independent sales representative.

Settlement

On May 2, 2024, the Company entered into a Settlement and Mutual Release with Alexander Capital L.P. pursuant to which the parties resolved certain disputes while not admitting any liability or wrongdoing (the “Settlement Agreement”). The Company agreed to (i) make a single cash payment of $100,000, (ii) issue 100,000 shares of common stock, and (iii) amend certain outstanding warrants to reduce the per share exercise price from $9.10 to $4.50. The shares were issued pursuant to an effective Registration Statement on Form S-3 (File No. 333-272956). The Settlement Agreement also contains other customary provisions, including a mutual release of claims and mutual non-disparagement provision.

New Products

In May 2024, we announced the launch of our Edge™ battery, which is designed for off-grid enthusiasts, bringing a new Expion360 option designed with performance, reliability, and versatility in mind. We began taking pre-orders of the Edge in the second quarter of 2024, with anticipated deliveries beginning in the third quarter of 2024.

Key Factors Affecting Our Operating Results

Our operating results and financial performance are significantly dependent on the following factors:

Consumer Demand

Although most of our current sales are generated through dealers, wholesalers, and original equipment manufacturers (“OEMs”) focused on the RV and marine markets, ultimate demand for our products is reliant on demand from consumers. Our sales are completed on a purchase order basis, and most are without firm, long-term revenue commitments or sales arrangements, which we expect to continue going forward. Therefore, our future sales will be subject to risks and uncertainties related to end user demand.

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

While RV and marine applications drive current revenues, we announced in December 2023 our entry into the home energy storage market with its introduction of two LiFePO4 battery storage solutions. Our e360 Home Energy Storage System aims to provide a cost-effective, low barrier of entry, flexible system for those looking to power their homes via solar energy, wind, or grid back-up. We see the vision of stored energy as a portable, moving concept, where stored energy can be transported from the home to other devices outside of it. The success of our strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

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

Product and Customer Mix

As of March 31, 2024, we sell 12 models of LiFEPO4 batteries, the Aura 600, and individual or bundled accessories for battery systems, six of which we have released over the last 12 months.  Our products are sold to different customers (i.e., dealers, wholesalers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product, will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins which could decrease our margins and therefore negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operation. As we introduce new products, we may see a change in product and sales channel mix which could result in period-to-period fluctuations in our overall gross margin.

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

New technologies are rapidly emerging in the markets where we conduct business and many new energy storage technologies have been introduced over the past several years. Our ability to achieve significant and sustained penetration of key developing markets, including the RV and marine markets, will depend upon our success in developing these and other technologies, either independently, through joint ventures, or through acquisitions, which in each case may require significant capital and commitment of resources to research and development. As a result, we may need to raise additional funds for our research and development efforts.

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

Interest and Other Income, net

Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 10.0% and amortization of convertible note costs. The amortized convertible note costs were $166,786 for the three months ended March 31, 2024, and $0 for the same prior year period.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of March 31, 2024 or December 31, 2023.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheet at March 31, 2024 or December 31, 2023 and recognize interest and/or penalties in the statement of operations for the three months ended March 31, 2024 and 2023, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales:

For the Three Months Ended:	March 31, 2024		March 31, 2023
	$	% of Net sales	$	% of Net sales
Net sales	$971,859	100.0%	$1,507,177	100.0%
Cost of sales	749,337	77.1	1,063,730	70.6
Gross profit	222,522	22.9	443,447	29.4
Selling, general, and administrative expenses	2,189,475	225.3	2,120,894	140.7
Loss from operations	(1,966,953)	(202.4)	(1,677,447)	(111.3)
Other expense - net	(225,527)	(23.2)	(299,831)	(19.9)
Loss before income taxes	(2,192,480)	(225.6)	(1,977,278)	(131.2)
Net loss	(2,192,940)	(225.6)	(1,977,278)	(131.2)

Net sales

Net sales for the three months ended March 31, 2024 decreased by $535,000, or 35.5%, compared to the three months ended March 31, 2023. Sales were $1.5 million for the three months ended March 31, 2023 and $972,000 for the three months ended March 31, 2024. The decrease in net sales was significantly impacted by the lingering effects of the downturn in the RV market, combined with customers limiting orders in anticipation of the availability of our new products with enhanced features.

Cost of Sales

 Total cost of sales for the three months ended March 31, 2024 decreased by $314,000, or 29.6%, compared to the three months ended March 31, 2023. Cost of sales were $1.1 million for the three months ended March 31, 2023 and $749,000 for the three months ended March 31, 2024. Cost of sales as a percentage of sales increased by 6.5% in that period. The percentage increase in cost of sales was primarily related to the decrease in net sales resulting in higher fixed overhead costs per unit.

Gross Profit

 Our gross profit for the three months ended March 31, 2024 decreased by $221,000, or 49.8%, compared to the three months ended March 31, 2023. Gross profit was $443,000 for the three months ended March 31, 2023 and $223,000 for the three months ended March 31, 2024. Gross profit as a percentage of sales decreased by 6.5% for that period, from 29.4% for the three months ended March 31, 2023 to 22.9% for the three months ended March 31, 2024. The decrease in gross profit for the three months ended March 31, 2024 was primarily attributable to decreases in sales which drove higher fixed  overhead costs per unit.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses increased by $69,000, or 3.2%, to $2.2 million for the three months ended March 31, 2024 compared to $2.1 million for the three months ended March 31, 2023, primarily due to salaries and benefits which included non-cash stock-based compensation of $315,853 for the three-months ending March 31, 2024, compared to $0 in the same prior year period. In addition, increases in sales and marketing expenses were offset by significant reductions in legal and professional fees.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended March 31,
	2024	2023
Salaries and benefits	$1,005,941	$780,259
Legal and professional	446,257	703,584
Sales and marketing	240,076	155,159
Rents, maintenance, utilities	138,218	149,653
Research and development	75,502	77,180
Software, fees, tech support	74,210	49,086
Insurance	70,194	31,866
Depreciation	44,779	40,527
Travel expenses	41,738	69,484
Supplies	8,329	24,401
Other	44,231	39,695
Total	$2,189,475	$2,120,894

Other Expense

Our other expense for the three months ended March 31, 2024 and 2023 was $226,000 and $300,000, respectively. Other expense for the three months ended March 31, 2024 was made up almost entirely of interest expense. Other expense for the three months ended March 31, 2023 was made up almost entirely of settlement expense.

During the three months ended March 31, 2024 and 2023, interest expense totaled $253,000 and $38,000, respectively. Interest expense during the three months ended March 31, 2024 was made up of non-cash interest expense of $225,000 and interest expense paid in cash of $28,000. Interest expense during the three months ended March 31, 2023 was entirely paid in cash. During the three months ended March 31, 2024 and 2023, settlement expense totaled $0 and $282,000, respectively. During the three months ended March 31, 2024 and 2023, interest income totaled $27,000 and $20,000, respectively.

Net Loss

Our net loss for the three months ended March 31, 2024 and 2023 was $2.2 million and $2.0 million, respectively. The increase in net loss was primarily the result of lower net sales for the period ended March 31, 2024. Additionally, for the period ended March 31, 2024, the Company recognized $316,000 in non-cash stock-based compensation expense, compared to $0 for the period ended March 31, 2023, offset by reductions of $257,000 in legal and professional fees, $28,000 in travel expense, $16,000 in supplies, and $90,000 in compensation expenses other than stock-based compensation.

Cash Flows

 The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,

	2024	2023

Net cash used in operating activities	$(1,671,918)	$(1,422,702)
Net cash provided by / (used in) investing activities	$77,134	$(9,280)
Net cash used in financing activities	$(74,781)	$(43,067)

Net cash used in operating activities

 Our largest source of operating cash is cash collection from sales of our products. Our primary use of cash in operating activities are for inventory purchases, salaries and benefits, legal and professional services, and sales and marketing. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sales of common stock.

We generated negative cash flows from operating activities of $1.7 million for the three months ended March 31, 2024, compared to negative cash flows of $1.4 million for the same period in 2023. Factors affecting operating cash flows during both periods included:

●	For the three months ended March 31, 2024, our loss of $2.2 million was reduced by non-cash transactions including stock-based compensation of $316,000, amortization of convertible note costs of $167,000, and depreciation of $49,000. For the three months ended March 31, 2023, our loss of $2.0 million was reduced by non-cash transactions including a stock-based settlement of $252,000 and depreciation of $48,000.

●	Cash used by an increase in accounts receivable was $84,000 and $312,000 for the three months ended March 31, 2024 and 2023, respectively. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing of invoices and payments before and after the end of the period.

●	Cash (provided by) / used in accounts payable was ($5,000) and $896,000 for the three months ended March 31, 2024 and 2023, respectively, representing a decrease in accounts payable for the three months ended March 31, 2024, and an increase in accounts payable for the three months ended March 31, 2023. These changes are mainly due to timing of invoices and payments before and after the end of the period.

●	Cash used for inventory and prepaid inventories decreased by $90,000 and increased by $483,000 for the three months ended March 31, 2024 and 2023, respectively. The decrease in 2024 is primarily due to timing of purchases. The increase in 2023 is primarily due to timing of significant purchases and prepayments of inventory to Chinese suppliers. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required.

Net cash provided by / (used in)  investing activities

Cash provided by investing activities was $77,000 for the three months ended March 31, 2024, and cash used in investing activities was $9,000 for the three months ended March 31, 2023. Purchases of $11,000 in 2024 were for quality assurance equipment and purchases of $9,000 in 2023 were for improvements of existing vehicles. We sold three vehicles during the three months ended March 31, 2024, for net proceeds of $88,000, compared to $0 for the three months ended March 31, 2023.

 Net cash provided by / (used in) financing activities

Cash used in financing activities was $75,000 for the three months ended March 31, 2024 and $43,000 for the three months ended March 31, 2023. For the three months ended March 31, 2024, we paid down long-term debt principal of $94,000, paid off a stockholder note in the principal amount of $62,500, and made principal payments toward the short-term convertible note of $44,000, which were offset by net cash proceeds of $125,000 from issuance of common stock. For the three months ended March 31, 2023, we paid down debt principal of $93,000, which was offset by net cash proceeds of $50,000 from the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

 Overview

 Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of March 31, 2024 and December 31, 2023, our current assets exceeded current liabilities by $2.6 million and $4.3 million, respectively, and we had cash and cash equivalents of $2.3 million and $3.9 million, respectively.

 We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion.

 As of March 31, 2024, we expect our short-term liquidity requirements to include (a) principal debt payments totaling approximately $3.4 million net of amortization and (b) lease obligation payments of approximately $738,000, including imputed interest.

 We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for eighteen months.

Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. For the three months ended March 31, 2024 and 2023, we sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the year ended March 31, 2024 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A – “Risk Factors” of our Annual Report.

Financing Obligations

As of March 31, 2024, our long-term debt totaled $255,000, comprised of $146,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $104,000 outstanding under vehicle financing arrangements, and an equipment loan for $5,000.

Stockholder Promissory Notes

Unsecured promissory notes due to stockholders had an outstanding principal balance of $700,000 as of March 31, 2024. The unsecured promissory notes require monthly interest-only payments at 10% per annum and mature at various dates from August 2024 to December 2024. See Note 6  – “Stockholder Promissory Notes” in our unaudited interim financial statements and related notes for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report for more information about the unsecured promissory notes.

Vehicle Financing Arrangements

As of March 31, 2024, we had three notes payable to GM Financial for vehicles. In addition, a commercial line secured in April 2022 for $300,000 was renewed in April 2023 and increased to $350,000, and renewed again in April 2024 for the same $350,000 amount. This commercial line may be used to finance vehicle purchases and expires in April 2025. The notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles.

In January and February 2024, we repaid three vehicle loans with interest rates of 4.345-5.89% in the amount of $82,124 which included principal, interest, and fees.

Convertible Note Financing

On December 27, 2023, we entered into a securities purchase agreement with 3i, LP (“3i”), pursuant to which we sold and 3i purchased a senior unsecured convertible note (the “3i Note”) in the aggregate original principal amount of $2,750,000 (the “Convertible Note Financing”). The gross proceeds to us were $2.5 million, prior to the payment of legal fees and transaction expenses. As of March 31, 2024, we had issued 10,698 shares of common stock to 3i for the payment of $41,250 in interest under the 3i Note.

The principal repayment amount of the 3i Note totals $2,750,000. The associated costs and expenses incurred in connection with the Convertible Note Financing of approximately $80,000 will be amortized over the 12-month period ending December 31, 2024. The 3i Note requires monthly interest-only payments at 9.0% per annum, payable in cash or, subject to certain conditions set forth in the Note, common stock, and matures December 27, 2024 unless earlier converted or redeemed. See Note 7 – “Convertible Note and Equity Line of Credit.” An interest payment of $2,750 was made in December 2023 for the pro-rated interest due for December.

Equity Line Purchase Agreement

On December 27, 2023, we entered into a common stock purchase agreement with Tumim Stone Capital, LLC (“Tumim”), pursuant to which we have the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock and (b) the Exchange Cap (as defined in the purchase agreement) (the “Equity Line of Credit Financing”). See Note 7 – “Convertible Note and Equity Line of Credit.” For the three months ended March 31, 2024, we sold 38,224 shares of common stock for an aggregate amount of $125,153. Redemption amounts of $49,872 were paid to 3i, which applied payments of $43,575 to the loan principal, $3,922 to interest and $2,375 as a redemption premium as of March 31, 2024.

As of March 31, 2024, the outstanding principal balance of the note is $2,706,425 and the remaining interest is $199,578.

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of March 31, 2024, the Company had $2.6 million in long-term operating lease liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The above discussion and analysis of our financial condition and results of operations is based upon our financial statements. The preparation of financial statements in conformity with the generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies.” Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest number of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the financial statements.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of March 31, 2024 and December 31, 2023, the Company had inventory that consisted of finished assemblies totaling $2,647,702 and $2,967,021, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,132,915 and $858,369, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of March 31, 2024 or December 31, 2023. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $118,811 and $163,948 at March 31, 2024 and December 31, 2023, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

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

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Net sales” and totaled $22,690 and $9,532 during the three months ended March 31, 2024 and 2023, respectively. Shipping and handling costs for shipping product to customers totaled $43,043 and $43,208 during the three months ended March 31, 2024 and 2023, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $75,502 and $77,180 for the three months ended March 31, 2024 and 2023, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

Income Taxes

The Company is a C corporation and its deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ITEM 3 . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 304 of Regulation S-K.

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Item 1A, "Risk Factors" in our Annual Report, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

There have been no material changes in the planned use of proceeds from our initial public offering, as disclosed in the final prospectus for our initial public offering, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 4, 2022.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2024 that were not previously reported in a Current Report on Form 8-K.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021.	S-1	3.1	3/31/2022
3.2	Bylaws of the Company currently in effect.	S-1	3.2	3/31/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

†       Indicates a management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2024	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Greg Aydelott
Greg Aydelott
Chief Financial Officer (Principal Financial and Accounting Officer)