Form 10-Q
period 2024-06-30
Expion360 Inc.
filed 2024-08-14
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-41347

EXPION360 INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	81-2701049 (I.R.S Employer Identification No.)

2025 SW Deerhound Ave. Redmond, OR 97756

 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (541) 797-6714

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XPON	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of August 9, 2024, there were 55,576,947 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.

●	We have a history of losses and our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

●	Our business and future growth depends on the needs and success of our customers, and we have substantial customer concentration.

●	We may not be able to successfully execute on our anticipated growth strategies and manage the expansion of our business operations effectively.

●	We may fail to expand our sales and distribution channels and increase market penetration into target markets.

●	We are dependent on third-party manufacturers and suppliers, including suppliers located outside of the United States, and our operating results could be adversely affected by changes in the cost and availability of raw materials, as well as increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts.

●	Changes in the economic conditions or political climate abroad could negatively impact our supply chain or result in tariffs that would apply to our imported goods, which would impact our operating margins.

●	We may not be able to successfully onshore our semi-automated pack assembly in a timely manner or at all, or scale to mass production.

●	We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.

●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.

●	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

●	We may not be able to successfully enter into new partnerships which may negatively impact the development of our home energy storage products and subsequent sales growth. There are significantly larger companies within the home energy storage market and we may also lack sufficient resources to bring a commercially viable home energy product to market and successfully market and sell to end users.

●	Quality problems with our products could harm our reputation and erode our competitive position.

 i

●	We may need to raise additional capital to support our business, and our ability to raise necessary capital in the future may be limited and our stockholders may be diluted by future securities offerings.

●	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

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

 ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$902,323	$3,932,698
Accounts receivable, net	353,006	154,935
Inventory	3,361,832	3,825,390
Prepaid/in-transit inventory	719,286	163,948
Prepaid expenses and other current assets	216,660	189,418
Total current assets	5,553,107	8,266,389

Property and equipment	1,212,984	1,348,326
Accumulated depreciation	(467,259)	(430,295)
Property and equipment, net	745,725	918,031

Other Assets
Operating leases - right-of-use asset	2,399,736	2,662,015
Deposits	58,896	58,896
Total other assets	2,458,632	2,720,911
Total assets	$8,757,464	$11,905,331

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$432,550	$286,985
Customer deposits	14,094	17,423
Accrued expenses and other current liabilities	278,843	292,515
Convertible note payable	2,050,757	2,082,856
Current portion of operating lease liability	541,145	522,764
Current portion of stockholder promissory notes	700,000	762,500
Current portion of long-term debt	31,990	50,839
Total current liabilities	4,049,379	4,015,882

Long-term-debt, net of current portion	215,731	298,442
Operating lease liability, net of current portion	1,967,593	2,241,325
Total liabilities	$6,232,703	$6,555,649

(continued on next page)

Expion360 Inc.

Balance Sheets - Continued

Stockholders’ equity
Preferred stock, par value $0.001 per share; 20,000,000 authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 7,559,530 and 6,922,912 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7,560	6,923
Additional paid-in capital	28,026,138	26,438,524
Accumulated deficit	(25,508,937)	(21,095,765)
Total stockholders’ equity	2,524,761	5,349,682
Total liabilities and stockholders’ equity	$8,757,464	$11,905,331

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

 Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,278,109	$1,725,123	$2,249,967	$3,232,300
Cost of sales	952,646	1,270,724	1,701,982	2,334,454
Gross profit	325,463	454,399	547,985	897,846
Selling, general and administrative	2,004,260	1,951,664	4,193,734	4,072,559
Loss from operations	(1,678,797)	(1,497,265)	(3,645,749)	(3,174,713)

Other expense
Interest income	(18,596)	(47,764)	(45,460)	(67,897)
Interest expense	250,560	26,399	503,846	64,576
Loss on sale of property and equipment	—	3,426	306	3,426
Settlement expense	309,000	—	309,000	281,680
Other (income) / expense	11	(500)	(1,189)	(394)
Total other (income) / expense	540,975	(18,439)	766,503	281,391
Loss before income taxes	(2,219,772)	(1,478,826)	(4,412,252)	(3,456,104)

Franchise taxes / (refund)	460	(38)	920	(38)
Net loss	$(2,220,232)	$(1,478,788)	$(4,413,172)	$(3,456,066)

Net loss per share (basic and diluted)	$(0.30)	$(0.21)	$(0.61)	$(0.50)
Weighted-average number of common shares outstanding	7,357,300	6,910,491	7,182,121	6,862,747

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

 Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	6,802,464	$6,802	$25,239,654	$(13,639,491)	$11,606,965
Proceeds received from exercise of warrants	46,102	47	49,740	—	49,787
Stock issued as a result of litigation settlement	52,000	52	251,628	—	251,680
Net loss	—	—	—	(1,977,278)	(1,977,278)
Balance at March 31, 2023	6,900,566	$6,901	$25,541,022	$(15,616,769)	$9,931,154
Exercise of warrants	10,151	10	(20)	—	(10)
Net loss	—	—	—	(1,478,788)	(1,478,788)
Balance at June 30, 2023	6,910,717	$6,911	$25,541,002	$(17,095,557)	$8,452,356

Balance at December 31, 2023	6,922,912	$6,923	$26,438,524	$(21,095,765)	$5,349,682
Stock issued for ELOC	38,224	38	125,115	—	125,153
Proceeds received from cashless exercise of warrants	1,606	2	(6)	—	(4)
Stock issued for interest payment	10,698	11	41,239	—	41,250
Stock-based compensation	—	—	35,127	—	35,127
Issuance of stock options	—	—	218,219	—	218,219
Issuance of RSUs	—	—	51,647	—	51,647
Settlement of vested RSUs	9,916	10	46,880	—	46,890
Settlement of commitment shares	63,497	63	(63)	—	—
Net loss	—	—	—	(2,192,940)	(2,192,940)
Balance at March 31, 2024	7,046,853	$7,047	$26,956,682	$(23,288,705)	$3,675,024
Stock issued for ELOC	395,367	396	702,943	—	703,339
Stock issued for interest payment	15,327	15	34,546	—	34,561
Issuance of stock options	—	—	69,416	—	69,416
Issuance of RSUs	—	—	53,653	—	53,653
Settlement of vested RSUs	1,983	2	(2)	—	—
Stock issued as a result of settlement	100,000	100	208,900	—	209,000
Net loss	—	—	—	(2,220,232)	(2,220,232)
Balance at June 30, 2024	7,559,530	$7,560	$28,026,138	$(25,508,937)	$2,524,761

The accompanying notes are an integral part of these financial statements.

 Expion360 Inc.

Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities

Net loss	$(4,413,172)	$(3,456,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94,866	101,992
Amortization of convertible note costs	333,572	—
Loss on sales of property and equipment	306	3,426
Decrease in allowance for doubtful accounts	—	(18,804)
Stock-based settlement	209,000	251,680
Stock-based compensation	438,923	—

Changes in operating assets and liabilities:
Increase in accounts receivable	(198,071)	(92,359)
(Increase) / decrease in inventory	463,558	(437,190)
Increase in prepaid/in-transit inventory	(555,338)	(19,243)
Increase in prepaid expenses and other current assets	(27,242)	(12,178)
Increase in deposits	—	(2,795)
Increase / (decrease) in accounts payable	145,566	(10,759)
Increase / (decrease) in customer deposits	(3,329)	156,881
Increase / (decrease) in accrued expenses and other current liabilities	98,166	(589)
Increase in right-of-use assets and lease liabilities	6,929	14,477
Net cash used in operating activities	(3,406,266)	(3,521,527)

Cash flows from investing activities
Purchases of property and equipment	(10,550)	(34,250)
Net proceeds from sales of property and equipment	87,684	37,964
Net cash provided by investing activities	77,134	3,714

Cash flows from financing activities
Principal payments on convertible note	(365,671)	—
Principal payments on long-term debt	(101,560)	(136,965)
Principal payments on stockholder promissory notes	(62,500)	—
Net proceeds from exercise of warrants	(4)	49,777
Net proceeds from issuance of common stock	828,492	—
Net cash provided by / (used in) financing activities	298,757	(87,188)

Net change in cash and cash equivalents	(3,030,375)	(3,605,001)
Cash and cash equivalents, beginning	3,932,698	7,201,244
Cash and cash equivalents, ending	$902,323	$3,596,243

(continued on next page)

Expion360 Inc.

Statements of Cash Flows (Unaudited) – Continued

	For the Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2024	2023
Cash paid for interest	$67,070	$64,798
Cash paid / (refunded) for franchise taxes	$—	$(39)

Non-cash financing activities:
Acquisition/modification of operating lease right-of-use asset and lease liability	$—	$(13,993)
Issuance of common stock for payment on accrued interest	$75,811	$—
Issuance of common stock for payment on accrued compensation	$36,029	$—
Issuance of common stock for settlement shares and vested RSUs	$65	$—

The accompanying notes are an integral part of these financial statements.

1 – Organization and Nature of Operations

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

The Company designs, assembles, and distributes premium lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicle (“RV”), marine, golf, industrial, and residential needs. LiFePO4 batteries are considered a top choice for high energy density, dependability, longevity, and safety, providing the ability to power anything, anywhere.

2 – Summary of Significant Accounting Policies

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

Operating results for the three- and six-month periods ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024.

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

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that the financial statements for the three and six months ended June 30, 2024 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third-party debt, and working capital loans. The Company’s sales for the three months ended June 30, 2024 decreased 25.9% and sales for the six months ended June 30, 2024 decreased 30.4% compared to the same period in 2023, as the overall RV market experienced a severe slowdown. Through June 30, 2024, the Company distributed $4 for the settlement of fractional shares related to warrant exercises compared to receiving net proceeds of $49,777 from warrant exercises during the same period in 2023. On February 9, 2024, a registration statement on Form S-1 (File No. 333-276663) was declared effective for the resale, from time to time, of up to 1,781,978 shares of the Company’s common stock by a selling stockholder in connection with an equity line of credit financing. During the three months ended June 30, 2024, the Company sold 395,367 shares of common stock to the stockholder under the equity line of credit and received proceeds of $703,339 compared to $0 in the same prior year period. During the six months ended June 30, 2024, the Company sold 433,591 shares of common stock to the stockholder under the equity line of credit and received proceeds of $828,492 compared to $0 in the same prior year period. In addition, during the three months ended June 30, 2024, the Company issued 15,327 shares of common stock to satisfy interest payments to a note holder in connection with a short-term convertible note, totaling $34,561. During the six months ended June 30, 2024, the Company issued 26,025 shares of common stock to satisfy interest payments to a note holder in connection with a short-term convertible note, totaling $75,811 and issued 7,936 shares of common stock for payment on accrued compensation totaling $36,029, compared to zero shares issued during the same prior year period. Management believes that these factors will contribute to achieving operating efficiency and profitability. However, there can be no assurance that the Company will be successful in achieving its objectives, including achieving operating efficiency and profitability.

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

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of US Treasury-related ultra-short paper. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of June 30, 2024, cash balances exceeded FDIC limits by $102,933 and investment accounts totaling $521,214 are invested in US Treasury related ultra-short paper.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three months ended June 30, 2024 and 2023, the Company wrote off $0 and $0 to bad debt expense. For the six months ended June 30, 2024 and 2023, the Company collected $0 and $800 of bad debt that had been written off previously. There was no allowance for doubtful accounts as of June 30, 2024 or December 31, 2023, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of June 30, 2024 and December 31, 2023, the Company had customer deposits totaling $14,094 and $17,423, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of June 30, 2024 and December 31, 2023, the Company had inventory that consisted of finished assemblies totaling $2,306,036 and $2,967,021, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,055,796 and $858,369, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of June 30, 2024 or December 31, 2023. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $719,286 and $163,948 as of June 30, 2024 and December 31, 2023, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended June 30, 2024 and 2023, respectively, approximately 83% and 74%, respectively, of inventory purchases were made from foreign suppliers in Asia. During the six months ended June 30, 2024 and 2023, respectively, approximately 79% and 80%, respectively, of inventory purchases were made from foreign suppliers in Asia. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Europe, enabling the Company to source materials outside of Asia in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5-7 years
Office furniture and equipment	3-7 years
Manufacturing equipment	3-10 years
Warehouse equipment	3-10 years
QA equipment	3-10 years
Tooling and molds	3-10 years

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three or six months ended June 30, 2024 or 2023.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a 12-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of June 30, 2024 and December 31, 2023 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. No refund liability was recognized as of June 30, 2024 or December 31, 2023. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

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

During the three months ended June 30, 2024, sales to one customer totaled $232,513, comprising approximately 19% of total sales. This customer represented 12% of total accounts receivable as of June 30, 2023. During the six months ended June 30, 2024, sales to one customer totaled $284,571, comprising approximately 12% of total sales. This customer represented 12% of total accounts receivable as of June 30, 2024. Accounts receivable from two additional customers totaled $134,362, representing approximately 38% of accounts receivable as of June 30, 2024.

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

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Net sales” and totaled $29,199 and $15,365 during the three months ended June 30, 2024 and 2023, respectively, and $51,889 and $24,898 during the six months ended June 30, 2024 and 2023, respectively. Shipping and handling costs for shipping product to customers totaled $59,651 and $48,549 during the three months ended June 30, 2024 and 2023, respectively, and $102,694 and $91,757 during the six months ended June 30, 2024 and 2023, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $228,308 and $297,673 for the three months ended June 30, 2024 and 2023, respectively and $468,384 and $452,832 for the six months ended June 30, 2024 and 2023, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $84,663 and $94,078 for the three months ended June 30, 2024 and 2023, respectively, and $160,165 and $171,258 for the six months ended June 30, 2024 and 2023, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended June 30,		Six Month Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,220,232)	$(1,478,788)	$(4,413,172)	$(3,456,066)
Weighted average common shares outstanding – basic and diluted	7,357,300	6,910,491	7,182,121	6,862,747
Basic and diluted net loss per share	$(0.30)	$(0.21)	$(0.61)	$(0.50)

As of June 30, 2024 and December 31, 2023, the Company has outstanding warrants, options, and RSUs convertible into 2,010,346 and 1,914,415 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

	As of
	June 30, 2024	December 31, 2023
Warrants	795,295	802,830
Stock Options	1,174,500	1,075,000
RSUs	40,551	36,585
	2,010,346	1,914,415

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

3 – Property and Equipment, Net

Property and equipment consist of the following:

	As of
	June 30, 2024	December 31, 2023
Vehicles and transportation equipment	$406,013	$551,906
Leasehold improvements	314,819	314,819
Office furniture and equipment	188,131	188,131
Manufacturing equipment	179,274	179,274
Warehouse equipment	81,165	81,164
QA equipment	43,582	33,032
Tooling and molds	—	—
	$1,212,984	$1,348,326
Less: accumulated depreciation	(467,259)	(430,295)
Property and equipment, net	$745,725	$918,031

Depreciation expense was $45,422 and $53,872 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $94,866 and $101,992 for the six months ended June 30, 2024 and 2023, respectively. There were disposals and sales of fixed assets during the six months ended June 30, 2024 and 2023 resulting in the net cash received of $87,684 and $37,964, respectively. As a result of disposals and sales of fixed assets, the Company recognized a loss of $0 and $306 during the three and six months ended June 30, 2024, respectively, and $3,426 and $3,426 during the three and six months ended June 30, 2023, respectively.

4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2024	December 31, 2023
Accrued salaries and payroll liabilities	$199,922	$225,685
Rebate liability	40,035	31,411
Commissions	15,699	12,608
Accrued Interest	15,203	2,839
Deferred income and deposit (sublease)	4,549	4,445
Franchise tax	3,435	5,262
Other	—	10,265
Accrued expenses and other current liabilities	$278,843	$292,515

5 – Long-Term Debt

Long-term debt consisted of the following as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025 and are secured by equipment.	$4,485	$6,317
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder. This note was paid in full in March 2024.	—	14,196
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050.	145,288	146,926
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a co-founder. The note was paid in full January 2023.	—	—
Notes payable – The Company acquired six notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expired in April 2023 but was renewed for a commercial line up to $350,000 and prevailing GM Financial existing term notes will remain. That agreement was due to expire in April 2024, but was renewed for the same limit and terms and will expire in April 2025. One note was paid off in May 2023 and two more were paid off in February 2024 when the corresponding vehicles were sold. As of June 30, 2024, the notes are currently payable in aggregate monthly installments of $2,560.15, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles.	97,948	181,842
Total	$247,721	$349,281
Less current portion	(31,990)	(50,839)
Long-term debt, net of unamortized debt discount and current portion	$215,731	$298,442

Future maturities of long-term debt are as follows:

Twelve months ending June 30,
2025	$31,990
2026	30,715
2027	32,078
2028	21,971
2029	3,928
Thereafter	127,039
Total	$247,721

6 – Stockholder Promissory Notes

As of June 30, 2024 and December 31, 2023, the Company had an outstanding principal balance of $700,000 and $762,500, respectively, due to stockholders under unsecured promissory note agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes mature in September 2024 and December 2024 as follows: September 2024 - $500,000 (this note would have matured in August 2023, but in June 2023, an agreement was signed extending the maturity date to August 2024, and in June 2024, an agreement was signed further extending the maturity date to September 2024); and December 2024 - $200,000. A note for $62,500 that matured in January 2024 was paid in January 2024.

Interest paid to the stockholders under the Notes totaled $17,501 and $20,627 during the three months ended June 30, 2024 and June 30, 2023, respectively. Interest paid to the stockholders under the Notes totaled $35,499 and $41,254 during the six months ended June 30, 2024 and June 30, 2023, respectively. There was no accrued interest as of June 30, 2024 or December 31, 2023 related to these Notes.

7 – Convertible Note and Equity Line of Credit

Convertible Note Financing

On December 27, 2023, the Company entered into a securities purchase agreement with 3i, LP (“3i”), pursuant to which the Company sold and 3i purchased: (i) a senior unsecured convertible note issued in the aggregate principal amount of $2,750,000, with an 10.0% original issue discount and an interest rate of 9.0% per annum (the “3i Note”), (ii) up to $247,500 in newly issued shares of Common Stock (the “Interest Shares”), which may be payable, subject to the fulfillment of certain conditions set forth in the 3i Note, to satisfy interest payments under the 3i Note, and (iii) 63,497 shares of Common Stock issued to 3i as consideration for its commitment to purchase the 3i Note (collectively, the “Convertible Note Financing”). The gross proceeds to the Company from the Convertible Note Financing were $2.5 million prior to the payment of legal fees and transaction expenses. The offering of securities in the Convertible Note Financing was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023. As of June 30, 2024, the Company has issued 26,025 shares of Common Stock for the payment of $75,811 in interest.

Equity Line of Credit

On December 27, 2023, the Company entered into a common stock purchase agreement with Tumim Stone Capital, LLC (“Tumim”), pursuant to which the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock and (b) the Exchange Cap (as defined in the purchase agreement) (the “Equity Line of Credit”). In connection with the Equity Line of Credit, the Company filed a Registration Statement on Form S-1 (File No. 333-276663) with the SEC on January 23, 2024, which was declared effective on February 9, 2024. As of June 30, 2024, the Company has sold 433,591 shares of Common Stock under the Equity Line of Credit for an aggregate amount of $828,492, of which $418,511 was used to repay a portion of the balance under the 3i Note, consisting of $365,671 to the loan principal, $32,910 to interest, and $19,929 as a redemption premium.

See Note 9 – “Convertible Note and Equity Line of Credit” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information on the 3i Note and Equity Line of Credit, and see Note 13 – “Subsequent Events” in this Quarterly Report for information relating to the payoff of the 3i Note and termination of the Equity Line of Credit.

8 – Commitments and Contingencies

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

The following is a summary of total lease costs during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$187,316	$187,315	$373,661	$375,344
Short-term lease costs	—	—	—	150
Variable lease costs	—	—	—	—
Sublease income	(10,753)	(10,440)	(21,298)	(29,036)
	$176,563	$176,875	$352,363	$346,458

The weighted-average remaining lease term was 4.07 years and 4.54 years as of June 30, 2024 and December 31, 2023, respectively. The weighted average discount rate was 8.45% and 8.47%, as of June 30, 2024 and December 31, 2023, respectively. Operating cash flows from the operating leases totaled $129,442 and $114,110 for the three months ended June 30, 2024 and 2023, respectively, and $255,351 and $206,217 for the six months ended June 30, 2024 and 2023, respectively.

The total lease liability as of June 30, 2024 and December 31, 2023 was $2,508,738 and $2,764,089, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2024, for years ending June 30:

Total
2025	$731,576
2026	722,239
2027	713,041
2028	593,930
2029	225,139
Thereafter	—
Total future minimum lease payments	$2,985,925
Less imputed interest	(447,187)
Total	$2,508,738

Current lease liability	$541,145
Non-current lease liability	1,967,593
Total	$2,508,738

Subleases

As of June 30, 2024, the Company subleases office and warehouse space under one of its existing operating leases with similar terms as the Company’s lease agreements. Two additional leases terminated in February 2023. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $10,753 and $10,440 during the three months ended June 30, 2024 and 2023, respectively, and $21,298 and $29,036 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, deferred income and a sublease deposit totaled $4,549 and $4,445, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The total future minimum sublease payments are $28,675, all due in the twelve months ending June 30, 2024.

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

SEC Investigation

As previously disclosed, on May 6, 2024, the Company received a subpoena from the SEC requesting documents and communications concerning certain press releases. On May 23, 2024, the SEC staff notified the Company that they have concluded their investigation, and based on the information acquired to date, do not intend to recommend an enforcement action against the Company.

9 – Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of June 30, 2024, the Company has issued 26,025 shares of common stock for the payment of $75,811 in interest applied to the 3i Note. As of June 30, 2024, the Company has sold 433,591 shares of common stock for an aggregate amount of $828,492 of which $418,511 was used to repay a portion of the balance under the 3i Note, consisting of $365,671 to the loan principal, $32,910 to interest and $19,929 as a redemption premium.

On May 2, 2024, at the closing price of $2.09 per share, the Company agreed to issue 100,000 shares of common stock valued at $209,000 as well as $100,000 in cash as part of a settlement agreement for a total value of $309,000.

On March 31, 2023, at the closing price of $4.84 per share, the Company issued 52,000 shares of common stock as part of a settlement agreement for a total value of $251,680.

On January 16, 2023, at the closing price of $4.54 per share, the Company issued 7,936 shares of common stock for stock-based compensation that had been accrued in 2023, for a total value of $36,029.

As of June 30, 2024 and December 31, 2023, 7,559,530 and 6,922,912 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

Warrants/Options

During the six months ending June 30, 2024, 7,535 warrants exercisable at $3.32 per share were exercised using the cashless conversion option which resulted in the issuance of 1,606 shares of common stock. This leaves 514,290 warrants remaining with an exercise price of $3.32. As part of a settlement agreement on May 2, 2024, the Company agreed to modify the exercise price of 88,803 shares from $9.10 to $4.50.

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

As of June 30, 2024 and December 31, 2023, a total of 765,295 and 772,830 warrants were issued and outstanding, respectively. As of June 30, 2024 and December 31, 2023, a total of 30,000 options, which were not issued under a specified plan, were outstanding. Below is a summary of warrants and stock options issued and outstanding as of June 30, 2024:

Number of Warrants / Non-plan Options		Exercise Price	Weighted Average Remaining Life (Years)
78,000		$2.90	0.36
544,290	(1)	$3.32	7.01
88,803		$4.50	2.75
25,000		$5.00	1.11
59,202		$9.10	2.75
795,295

(1)	Includes 514,290 warrants and 30,000 non-plan options

See Note 11 – “Stockholders’ Equity” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information regarding the Company’s outstanding warrants and stock options.

Equity Plans

As of June 30, 2024, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan.

During the three months ended June 30, 2024, the Company granted 0 RSUs, granted 0 options, and canceled 2,500 options under the 2021 Incentive Award Plan. During the six months ended June 30, 2024, the Company granted 15,865 RSUs, granted 104,500 options, and canceled 5,000 options under the 2021 Incentive Award Plan. The compensation costs that have been charged against operations were $123,069 and $0 for the three months ended June 30, 2024 and 2023, and were $438,923 and $0 for the six months ended June 30, 2024 and 2023.

No shares have been issued to date under the 2021 Employee Stock Purchase Plan.

See Note 11 – “Stockholders’ Equity” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information regarding the 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the 2021 Incentive Award Plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the 2021 Incentive Award Plan is subject to limits and is adjusted annually. As of June 30, 2024, the aggregate number of shares that can be issued under the 2021 Incentive Award Plan is 1,795,768, of which 1,174,500 options and 64,645 RSUs have been granted.

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

The Company has computed the fair value of all options granted through June 30, 2024 using the following assumptions:

Expected volatility	110.51%
Expected dividends	None
Expected term (in years)	4.87
Risk free rate	3.35%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Award Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,177,000	$3.75	—	$—
Granted	—	3.45	—	—
Exercised	—	—	—	—
Forfeited	2,500	—	—	—
Outstanding at end of period	1,174,500	$3.75	8.96	$—
Exercisable at end of period	1,012,222	$3.62	8.90	$—

(1)	The aggregate intrinsic value of options outstanding and options exercisable at beginning of period and as of June 30, 2024 is $0, as all options are out of the money.

During the three and six months ended June 30, 2024, the weighted-average grant-date fair value of the options granted to employees and non-employees was $0 and $312,873, and was $0 and $0 for the three and six months ended June 30, 2023. Unrecognized compensation expense related to employees and non-employees was $687,397 as of December 31, 2023. The options granted in May 2022 were vested 100% at time of grant. The options granted in August 2023 began to vest in equal quarterly installments beginning September 30, 2023 and ending June 30, 2026. The options granted in March 2024 vested 50% at time of grant with the remaining shares vesting in 12 equal consecutive quarterly installments commencing June 30, 2024 and becoming fully vested on March 31, 2027.

The following table summarizes the Company’s RSU activity under the 2021 Incentive Award Plan:

	Number of restricted stock awards	Weighted average grant-date fair value
Nonvested at beginning of year	$36,585	$179,998
Granted	15,865	72,027
Vested	(11,889)	(54,021)
Forfeited	—	—
Nonvested as of June 30, 2024	$40,551	$198,004

There was $35,585 of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 0.16 years.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of June 30, 2024:

Exercise of warrants	765,295
Exercise of options unrelated to any Plan	30,000
Exercise of stock options – 2021 Incentive Award Plan	1,174,500
Exercise of restricted stock units – 2021 Incentive Award Plan	40,551
Total shares of common stock reserved for future issuances	2,010,346

10 – Income Taxes

The Company has incurred losses and consequently recorded no provision beyond the minimum or base tax rate for state or federal income taxes for the three and six months ended June 30, 2024. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of June 30, 2024 and December 31, 2023, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate. For the three and six months ended June 30, 2024, the Company accrued $460 and $920 for 2024 state income taxes, respectively, and for the three and six months ended June 30, 2023, the Company received a refund of state taxes of $38 and $38.

11 – 401(k) Plan

The Company adopted a 401(k) Plan for the benefit of its employees. Employees may contribute to the 401(k) Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

12 – Related Party Transactions

As of June 30, 2024 and December 31, 2023, related-party transactions consisted of the issuance of the Notes. See Note 6 – “Stockholder Promissory Notes” in this Quarterly Report for additional information about the Notes.

13 – Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2024, the date of the most recent Balance Sheets, through August 14, 2024, the date the unaudited financial statements were issued.

Share Issuances

In July 2024, 15,434 shares were issued for non-cash payment of interest on the 3i Note of $15,028. In addition, 1,983 shares valued at $9,000 were issued due to vesting of RSUs that had been awarded as stock-based compensation.

August 2024 Public Offering

On August 7, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp., the underwriter, in connection with a firm commitment underwritten public offering (such transaction, the “2024 Public Offering”) of 50,000,000 units (“Units”) based on a public offering price of $0.20 per Unit, resulting in net proceeds of approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Each Unit consists of one share (each, a “Share”) of Common Stock (or one pre-funded warrant to purchase one share of Common Stock (in lieu of one Share, each a “Pre-Funded Warrant”), two Series A warrants each to purchase one share of Common Stock and one Series B Warrant to purchase such number of shares of Common Stock as determined in the Series B Warrant. The 2024 Public Offering closed on August 8, 2024. See “August 2024 Public Offering” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for more information on the 2024 Public Offering.

Payoff of 3i Note

On August 8, 2024, in connection with the closing of the 2024 Public Offering, the Company repaid the 3i Note, and the Company’s obligations under the 3i Note were fully satisfied and discharged.

Termination of Equity Line of Credit

In connection with the 2024 Public Offering, the Company and Tumim mutually agreed to terminate the Equity Line of Credit, effective immediately upon the closing of the 2024 Public Offering.

Termination of Right of First Refusal

On July 1, 2024, the Company entered into a Mutual Termination Agreement with Alexander Capital L.P. (“Alexander”) (the “Termination Agreement”), pursuant to which the parties agreed to terminate a certain provision in that certain underwriting agreement, dated March 31, 2022, between the Company and Alexander, as representative of the underwriters, which granted Alexander a right of first refusal to act as the Company’s financial advisor, book-runner, book-running manager, manager, placement agent, or underwriter in connection with any transaction contemplated or consummated by us (the “ROFR Provision”). In exchange for the termination of the ROFR Provision, and in connection with the closing of the 2024 Public Offering, the Company made a cash payment to Alexander in the amount of $400,900.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes for the three and six months ended June 30, 2024 and 2023 included in Part 1, Item 1, “Financial Statements,” within this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited consolidated financial statements and related notes for the fiscal years ended December 31, 2023 and 2022, included in Part II, Item 8, “Financial Statements and Supplementary Data,” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Annual Report”). Certain statements included in this discussion and analysis constitute “forward-looking statements” that are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are described in Item 1A, “Risk Factors” in our Annual Report, as well as in our other public filings with the SEC. Please also see the information under the heading “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this Quarterly Report. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this section may not sum due to rounding.

OVERVIEW

Expion360 focuses on the design, assembly, manufacturing, and sale of lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine applications and home energy storage products with plans to expand into industrial applications. We design, assemble, and distribute high-powered, lithium battery solutions using ground-breaking concepts with a creative sales and marketing approach. We believe that our product offerings include some of the most dense and minimal-footprint batteries in the RV and marine industries. We are developing our e360 Home Energy Storage System, which we expect to change the industry in barrier price, flexibility, and integration. We are deploying multiple intellectual property strategies with research and products to sustain and scale the business. We currently have customers consisting of dealers, wholesalers, private label customers, and original equipment manufacturers (“OEMs”) who are driving revenue and brand awareness nationally.

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

Our e360 product line, which is manufactured for the RV and marine industries, was launched in December 2020. The e360 product line, through its sales growth, has shown to be a preferred conversion solution for lead-acid batteries. In December 2023, we announced our entrance into the home energy storge market with our introduction of two LiFePO4 battery storage solutions that enable residential and small business customers to create their own stable micro-energy grid and lessen the impact of increasing power fluctuations and outages. We believe that our e360 Home Energy Storage System has strong revenue potential with recurring income opportunities for us and our associated sales partners.

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

COMPETITIVE STRENGTHS

We believe the following strengths differentiate Expion360 and create long-term, sustainable competitive advantages:

Superior Capacity to Lead Acid Competitors

Lead-acid batteries have always been the standard in RV and marine transportation vehicles. Our lithium-ion batteries offer superior capacity to our lead-acid competitors. Our batteries utilize lithium iron phosphate, and therefore, are expected to have a lifespan of approximately 12 years - three to four times the lifespan of certain lead-acid batteries and with ten times the number of charging cycles. Furthermore, we believe that our typical battery provides three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like the Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a 1C rate).

In addition, in September 2023, we introduced a new 4.5 Ah 26650 lithium-ion phosphate battery cell, which will allow us to increase energy density by over 32% compared to traditional 3.4 Ah 26650 cells. The 12 volt 450 Ah battery, our first e360 battery incorporating our 4.5 Ah cell technology, was also introduced in September 2023.

Battery Pack Flexibility

Our battery packs are also highly flexible, designed to be moved and used in various applications seamlessly. We plan to onshore our semi-automated pack assembly in Redmond, Oregon. The initial equipment has arrived and, subject to market conditions, we intend to complete the setup and development of additional equipment to automate the line. This should allow us to use a more flexible approach to forming and creating new battery packs. By onshoring, we expect to be able to react to market demands at a much quicker pace and increase profit levels over our competition.

Expansion into New Markets

In furtherance of our vision of stored energy, in the second quarter of 2023, we commenced deliveries of a portable power generator product, the AURA POWERCAP™ 600 (the “Aura 600”). The Aura 600 is designed to fit and convert any one of our Group 24 lithium batteries into a 600W mobile power station. The Aura 600’s proprietary patent pending design allows it to join seamlessly to 60Ah, 80Ah, and 95Ah Expion360 batteries. The Aura 600 is an exclusive fit to Expion360 batteries and is not compatible with other brands. The Aura 600 contains beneficial features and functions for a compact portable power unit, including the ability to recharge the battery from the input charge port using the included 7 Amp household charger and the ability to recharge remotely with our lightweight portable solar panel options, which are sold separately.

Additionally, in June 2023, we unveiled e360 SmartTalk, an innovative mobile app that allows the seamless integration and management of e360 Bluetooth-enabled LiFePO4 batteries. The technology enables users to wirelessly monitor and manage e360 batteries, providing a view of individual battery conditions and performance as well as a comprehensive view of an entire power bank consisting of multiple e360 batteries. The 48 Volt GC2 LiFePO4 battery was also introduced in June 2023 as our first e360 SmartTalk Battery for powering electric golf carts and other light electric vehicles (“LEVs”).

In December 2023, we entered the home energy storage market with our introduction of two LiFePO4 battery storage solutions: a wall mounted all-in-one inverter and 10kW battery and an expandable server rack style battery cabinet system. We believe our new home energy storage product line will benefit from a fast-growing battery energy storage market, which is forecasted by Markets and Markets to grow at a 26.4% CAGR to reach $17.5 billion by 2028. Further, according to Clean Energy Group, approximately 3.2 million homes in the United States have solar panels installed, but only about 6.0% of residential solar systems have battery storage. Our home energy storage products are currently under development including UL testing and certification, in addition to other requirements for various Authorities Having Jurisdiction (“AHJ”).

In January 2024, we introduced our next generation GC2 and Group 27 series LiFePO4 batteries. The new versions now include higher amp-hour options (4.0Ah and 4.5Ah cell technology) and the latest advancements in power technology features, including Expion360’s proprietary Vertical Heat Conduction™ internal heating, Bluetooth® and controller area network communication. We began taking pre-orders for the new GC2 and Group 27 batteries in the first quarter of 2024 with deliveries beginning in the second quarter of 2024.

Strong National Retail Customers and Distribution Channels

We have sales relationships with many major RV and marine retailers and plans to use what we believe is a strong reputation in the lithium battery space to create an even stronger distribution channel. Current and former members of management have used their decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space, including Camping World, a leading national RV retailer; and Meyer Distributing, Inc., a leading national marketer and distributor of automotive and RV specialty products.

Home Energy Integration

We are currently having discussions with integration partners. This is key for the development of our home energy storage products and subsequent sales growth.

RECENT DEVELOPMENTS

August 2024 Public Offering

On August 7, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., the underwriter (“Aegis”), in connection with a firm commitment underwritten public offering (such transaction, the “2024 Public Offering”) of 50,000,000 units (“Units”), each Unit consisting of one share (each, a “Share”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), two Series A warrants each to purchase one share of Common Stock (each, a “Series A Warrant”) and one Series B Warrant to purchase such number of shares of Common Stock as determined in the Series B Warrant (each, a “Series B Warrant”).

Purchasers of Units whose purchase would otherwise have resulted in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding Common Stock immediately following the closing of the 2024 Public Offering were able to purchase Units consisting of one pre-funded warrant to purchase one share of Common Stock (in lieu of one Share, each a “Pre-Funded Warrant”), two Series A Warrants and one Series B Warrant. For each Unit including a Pre-Funded Warrant (without regard to any limitation on exercise set forth therein), the number of Units including a Share were offered decreased on a one-for-one basis.

In addition, the Company granted Aegis a 45-day option to purchase additional Shares and/or Pre-Funded Warrants and/or Series A Warrants and/or Series B Warrants, representing up to 15% of the number of the respective securities sold in the 2024 Public Offering, solely to cover over-allotments, if any. Aegis partially exercised its over-allotment option with respect to an additional 15,000,000 Series A Warrants and 7,500,000 Series B Warrants.

The 2024 Public Offering closed on August 8, 2024. Of the 50,000,000 Units sold in the 2024 Public Offering, 33,402,000 were issued with Shares and 16,598,000 were issued with Pre-Funded Warrants. Subsequent to the closing of the 2024 Public Offering, 14,598,000 of the Pre-Funded Warrants have been exercised for Shares.

The Units were offered at a public offering price of $0.20 per Unit, resulting in total gross proceeds of $10.0 million. The Company estimates that the net proceeds from the 2024 Public Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, are approximately $8.7 million. The Company has used a portion of the net proceeds from the 2024 Public Offering to repay approximately $2.7 million due under the3i Note, and intends to use a portion of the net proceeds to repay an aggregate of approximately $0.7 million due to stockholders under certain unsecured promissory note agreements, as well as for working capital and general corporate purposes.

The Shares, the Pre-Funded Warrants, the Series A Warrants and the Series B Warrants and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the Series A Warrants and the Series B Warrants described above, were offered by the Company pursuant to a Registration Statement on Form S-1 (File No. 333-280996), initially filed on July 25, 2024 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), as amended on August 2, 2024, and declared effective by the SEC on August 6, 2024.

Termination of Equity Line of Credit

In connection with the 2024 Public Offering, the Company and Tumim Stone Capital, LLC (“Tumim”) mutually agreed to terminate that certain Common Stock Purchase Agreement, dated December 27, 2023 (the “Common Stock Purchase Agreement”), effective immediately upon the closing of the 2024 Public Offering.

Settlement with Alexander Capital L.P.

On May 2, 2024, the Company entered into a Settlement and Mutual Release with Alexander Capital L.P. (“Alexander”), pursuant to which the parties resolved certain disputes while not admitting any liability or wrongdoing (the “Settlement Agreement”). We agreed to (i) make a single cash payment of $100,000, (ii) issue 100,000 shares of Common Stock, and (iii) amend certain outstanding warrants to reduce the per share exercise price from $9.10 to $4.50. The shares of Common Stock were issued pursuant to an effective Registration Statement on Form S-3 (File No. 333-272956). The Settlement Agreement also contains other customary provisions, including a mutual release of claims and mutual non-disparagement provision.

Termination of Right of First Refusal

On July 1, 2024, the Company entered into a Mutual Termination Agreement with Alexander (the “Termination Agreement”), pursuant to which the parties agreed to terminate a certain provision in that certain underwriting agreement, dated March 31, 2022, between the Company and Alexander, as representative of the underwriters, which granted Alexander a right of first refusal to act as the Company’s financial advisor, book-runner, book-running manager, manager, placement agent, or underwriter in connection with any transaction contemplated or consummated by us (the “ROFR Provision”). In exchange for the termination of the ROFR Provision, and in connection with the closing of the 2024 Public Offering, the Company made a cash payment to Alexander in the amount of $400,900.

New Products

In May 2024, we announced the launch of our Edge™ battery, which is designed for off-grid enthusiasts, bringing a new Expion360 option designed with performance, reliability, and versatility in mind. We began taking pre-orders for our Edge battery in the second quarter of 2024, with deliveries beginning in the third quarter of 2024.

Key Factors Affecting Our BUSINESS AND Results OF OPERATIONS

We believe there are several important factors that have impacted and will continue to impact our business, financial condition, and results of operations.

Consumer Demand

Although most of our current sales are generated through dealers, wholesalers, and OEMs focused on the RV and marine markets, ultimate demand for our products is reliant on demand from consumers. Our sales are completed on a purchase order basis, and most are without firm, long-term revenue commitments or sales arrangements, which we expect to continue going forward. Therefore, our future sales will be subject to risks and uncertainties related to end user demand.

Demand from end users is affected by a number of factors, including, but not limited to, fuel costs, overall macroeconomic conditions, inflation, interest rates, and geopolitical pressures. During the COVID-19 pandemic, the increased adoption of the RV lifestyle benefited battery suppliers. However, more recently, we have seen a rise in fuel costs, higher interest rates, and other changes in macroeconomic conditions, which have resulted in decreased end user spending decisions which is affecting our industry. These conditions may continue to have a negative effect on our business, financial condition, and results of operations.

While RV and marine applications drive current revenues, in December 2023, we announced our plans to enter the home energy storage market with our introduction of two LiFePO4 battery storage solutions. Our e360 Home Energy Storage System aims to provide a cost-effective, low barrier of entry, flexible system for those looking to power their homes via solar energy, wind, or grid back-up. We see the vision of stored energy as a portable, moving concept, where stored energy can be transported from the home to other devices outside of the home. The success of our strategy depends on (i) our continued growth of these addressable markets in line with our expectations, and (ii) our ability to successfully enter these markets with commercially viable markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. We may lack the resources to execute our plans in home energy storage. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

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

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third party suppliers that meet our approval and quality standards, and as a result, we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices and/or the need to find alternative suppliers. Our battery cell manufacturers have joint venture factories outside of Asia and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, we secured a secondary source for lithium iron phosphate cells used in our batteries from a supplier in Europe, enabling us to source materials outside of Asia in the event it becomes necessary or desirable to do so.

Product and Customer Mix

As of June 30, 2024, we sell 14 models of LiFEPO4 batteries, the Aura 600, and individual or bundled accessories for battery systems, seven of which we have released over the last 12 months. Our products are sold to different customers (i.e., dealers, wholesalers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins, which could decrease our margins and negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operation. As we introduce new products, we may see a change in product and sales channel mix which could result in period-to-period fluctuations in our overall gross margin.

Competition

We compete with both traditional lead-acid and lithium-ion battery manufacturers that primarily either import their products and/or components or manufacture their products and/or components under a private label. As we develop new products and expand into new markets, we may experience competition with a broader range of companies. These companies may have more resources than us and be able to allocate more resources to their current and future products. Our competitors may source products or components at lower costs than us, which may require us to evaluate our own costs, lower our product prices, or increase our sales volume to maintain our expected profitability levels.

Research and Development

We anticipate that additional investments in our infrastructure and research and development spending will be required to scale our operations and increase productivity, address the needs of our customers, further develop and enhance our products and services, and expand into new geographic areas and market segments.

New technologies are rapidly emerging in the markets where we conduct business and many new energy storage technologies have been introduced over the past several years. Our ability to achieve significant and sustained penetration of key developing markets, including the RV and marine markets, will depend upon our success in developing these and other technologies, either independently, through joint ventures, or through acquisitions, which in each case may require significant capital and commitment of resources to research and development. Accordingly, we may need to seek additional debt and equity financing to fund our research and development efforts and planned growth.

Certifications

We are completing the final requirements to obtain UL Safety Certifications on our new 12V Group 27 100Ah and 132Ah batteries, and on our 48V GC2 battery. We anticipate receiving the UL Safety Certifications, and once this milestone has been achieved, all of the batteries produced by us will have a UL Safety Certification, emphasizing our commitment to quality, safety and service for our customers.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenue

Our revenue is generated from the sale of products consisting primarily of batteries and accessories. We recognize revenue when control of goods or services is transferred to our customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. All of our sales are primarily within the United States.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, legal and professional fees, and sales and marketing costs. Other costs include facility and related costs, research and development, software and information technology, and travel expenses.

Interest Expense and Other Expense (Income)

Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 10.0% and amortization of convertible note costs. The amortized convertible note costs were $167,000 and $334,000 for the three and six months ended June 30, 2024, and $0 for each of the same periods in the prior year.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions, which require recognition of the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. We have concluded that there were no material unrecognized tax benefits as of June 30, 2024 or December 31, 2023.

Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our balance sheet at June 30, 2024 or December 31, 2023 and did not recognize any interest and/or penalties in our statement of operations for the three and six months ended June 30, 2024 and 2023, since there are no material unrecognized tax benefits. We do not expect any material change to the amount of unrecognized tax benefits to occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.5	73.7	75.6	72.2
Gross profit	25.5	26.3	24.4	27.8
Selling, general, and administrative expenses	156.8	113.1	186.4	126.0
Loss from operations	(131.4)	(86.8)	(162.0)	(98.2)
Other expense — net	42.3	(1.1)	34.1	8.7
Loss before income taxes	(173.7)	(85.7)	(196.1)	(106.9)
Net loss	(173.7)	(85.7)	(196.1)	(106.9)

Net sales

Net sales for the three months ended June 30, 2024 decreased by $447,000, or 25.9%, compared to the three months ended June 30, 2023. Sales were $1.7 million for the three months ended June 30, 2023 and $1.3 million for the three months ended June 30, 2024.

Net sales for the six months ended June 30, 2024 decreased by $982,000, or 30.4%, compared to the six months ended June 30, 2023. Sales were $3.2 million for the six months ended June 30, 2023 and $2.2 million for the six months ended June 30, 2024.

The decrease in net sales was primarily attributable to the lingering effects of the downturn in the RV market, combined with customers limiting orders in anticipation of the availability of our new products with enhanced features.

Cost of Sales

Total cost of sales for the three months ended June 30, 2024 decreased by $318,000, or 25.0%, compared to the three months ended June 30, 2023. Cost of sales were $1.3 million for the three months ended June 30, 2023 and $953,000 for the three months ended June 30, 2024. Cost of sales as a percentage of sales increased by 0.9% in that period.

Total cost of sales for the six months ended June 30, 2024 decreased by $632,000, or 27.1%, compared to the six months ended June 30, 2023. Cost of sales were $2.3 million for the six months ended June 30, 2023 and $1.7 million for the six months ended June 30, 2024. Cost of sales as a percentage of sales increased by 3.4% in that period.

The percentage increase in cost of sales was primarily related to the decrease in net sales resulting in higher fixed overhead costs per unit.

Gross Profit

Our gross profit for the three months ended June 30, 2024 decreased by $129,000, or 28.4%, compared to the three months ended June 30, 2023. Gross profit was $454,000 for the three months ended June 30, 2023 and $325,000 for the three months ended June 30, 2024. Gross profit as a percentage of sales decreased by 0.9% for that period, from 26.3% for the three months ended June 30, 2023 to 25.5% for the three months ended June 30, 2024.

Our gross profit for the six months ended June 30, 2024 decreased by $350,000, or 39.0%, compared to the six months ended June 30, 2023. Gross profit was $898,000 for the six months ended June 30, 2023 and $548,000 for the six months ended June 30, 2024. Gross profit as a percentage of sales decreased by 3.4% for that period, from 27.8% for the six months ended June 30, 2023 to 24.4% for the six months ended June 30, 2024.

The decrease in gross profit for both periods was primarily attributable to decreases in sales which drove higher fixed overhead costs per unit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 increased by $53,000, or 2.7%, compared to the three months ended June 30, 2023. Selling, general and administrative expenses were $2.0 million for the three months ended June 30, 2024 and 2023. For the three months ended June 30, 2024, increases in legal fees and insurance costs were largely offset by decreases in sales and marketing expenses and salaries and benefits.

Selling, general and administrative expenses for the six months ended June 30, 2024 increased by $121,000, or 3.0%, compared to the six months ended June 30, 2023. Selling, general and administrative expenses were $4.1 million for the six months ended June 30, 2023 and $4.2 million for the six months ended June 30, 2024. For the six months ended June 30, 2024, increases in salaries and benefits and insurance costs were largely offset by a decrease in legal fees and travel expenses.

Presented in the table below is the composition of selling, general and administrative expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Salaries and benefits	$806,115	$845,479	$1,812,056	$1,625,738
Legal and professional	471,193	318,661	917,450	1,022,246
Sales and marketing	228,308	297,673	468,384	452,832
Rents, maintenance, utilities	147,207	145,148	285,425	294,801
Research and development	84,663	94,078	160,165	171,258
Insurance	67,879	34,676	138,073	66,542
Software, fees, tech support	64,421	56,095	138,631	105,181
Depreciation	40,758	47,919	85,537	88,447
Travel expenses	36,373	38,656	78,111	108,140
Supplies	5,064	14,311	13,393	38,712
Other	52,279	58,968	96,509	98,662
Total	$2,004,260	$1,951,664	$4,193,734	$4,072,559

Other (Income)/Expense

Our other (income)/expense for the three months ended June 30, 2024 and 2023 was $541,000 and ($18,000), respectively. Other expense for the three months ended June 30, 2024 was made up of settlement expense and interest expense, including non-cash interest for the convertible note and stock-based settlement expense. Other income for the three months ended June 30, 2023 was made up of interest income from investments, partially offset by interest expense on long-term debt.

Our other expense for the six months ended June 30, 2024 and 2023 was $767,000 and $281,000, respectively. Other expense for the six months ended June 30, 2024 was made up of settlement expense and interest expense, including non-cash interest for the convertible note and settlement of shares. Other expense for the six months ended June 30, 2023 almost entirely consisted of settlement expense; the net of interest income and interest expense was immaterial.

During the three months ended June 30, 2024 and 2023, settlement expense totaled $309,000 and $0, respectively, while interest expense totaled $251,000 and $26,000, respectively. During the six months ended June 30, 2024 and 2023, settlement expense totaled $309,000 and $282,000, respectively, interest income totaled $45,000 and $68,000, respectively, and interest expense totaled $504,000 and $65,000, respectively.

Net Loss

Our net loss for the three months ended June 30, 2024 and 2023 was $2.2 million and $1.5 million, respectively. Our net loss for the six months ended June 30, 2024 and 2023 was $4.4 million and $3.5 million, respectively. The increase in net loss for both periods was primarily the result of lower net sales for the period ended June 30, 2024. Additionally, for the six months ended June 30, 2024, we recognized $1.1 million in non-cash operating costs, including $439,000 for stock-based compensation, $334,000 for amortization of convertible note costs, and $209,000 for stock-based settlement expense. For the six months ended June 30, 2023, we recognized $338,000 in non-cash operating costs, including $252,000 for stock-based settlement expense and $102,000 for depreciation.

CASH FLOWS

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,406,266)	$(3,521,527)
Net cash provided by investing activities	$77,134	$3,714
Net cash provided by / (used in) financing activities	$298,757	$(87,188)

Net cash used in operating activities

Our largest source of operating cash has been cash collected from sales of our products. Our primary use of cash in operating activities has been for inventory purchases, salaries and benefits, legal and professional services, and sales and marketing. In the last several years, we have generated negative cash flows from operating activities and supplemented working capital requirements through net proceeds from sales of our Common Stock.

We generated negative cash flows from operating activities of $3.4 million for the six months ended June 30, 2024, compared to negative cash flows of $3.5 million for the same period in 2023. Factors affecting operating cash flows during both periods included:

●	For the six months ended June 30, 2024, our loss of $4.4 million was reduced by non-cash transactions including stock-based compensation of $439,000, amortization of convertible note costs of $334,000, stock-based settlement costs of $209,000, and depreciation of $95,000. For the six months ended June 30, 2023, our loss of $3.5 million was reduced by non-cash transactions including a stock-based settlement of $252,000 and depreciation of $102,000.

●	Cash used for an increase in accounts receivable was $198,000 and $92,000 for six months ended June 30, 2024 and 2023, respectively. Sales are generally collected within 30 to 45 days. These changes are mainly due to the timing of invoices and payments before and after the end of the period.

●	Cash (provided by) / used in accounts payable was ($146,000) and $11,000 for the six months ended June 30, 2024 and 2023, respectively, representing a increase in accounts payable for the six months ended June 30, 2024, and a decrease in accounts payable for the six months ended June 30, 2023. These changes are mainly due to the timing of invoices and payments before and after the end of the period.

●	Cash used for inventory and prepaid inventories increased by $92,000 and increased by $456,000 for the six months ended June 30, 2024 and 2023, respectively. The increase in 2024 is due to the timing of purchases—there was an increase of $555,000 of in-transit inventory offset by a decrease of $464,000 of inventory. The increase in 2023 is primarily due to the timing of significant purchases and prepayments of inventory to Asian suppliers. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required.

●	Cash provided by a decrease in accrued expenses and other current liabilities of $14,000 and decreased by $1,000 for the six months ended June 30, 2024 and 2023, respectively. The decrease in 2024 is due to accruals of $98,000, which were offset by non-cash payments of prior accruals of $112,000. Non-cash payments include $76,000 in issuance of Common Stock for payment on accrued interest, and $36,000 in Common Stock for payment on accrued compensation.

Net cash provided by investing activities

Cash provided by investing activities was $77,000 and $4,000 for the six months ended June 30, 2024 and 2023, respectively. Purchases of $11,000 in 2024 were for quality assurance equipment and purchases of $34,000 in 2023 included $22,000 for tooling and molds and $10,000 for improvements on vehicles. We sold three vehicles during the six months ended June 30, 2024, for net proceeds of $88,000, compared to the sale of one vehicle for net proceeds of $38,000 for the six months ended June 30, 2023.

Net cash provided by / (used in) financing activities

Cash provided by financing activities was $299,000 for the six months ended June 30, 2024 and cash used in financing activities was $87,000 for the six months ended June 30, 2023. For the six months ended June 30, 2024, we received net proceeds from issuance of Common Stock of $828,000, offset by principal payments on a convertible note of $366,000, principal payments on long-term debt of $102,000, and principal payments on stockholder promissory notes of $63,000. For the six months ended June 30, 2023, we made principal payments on long-term debt of $137,000, which were offset by net cash proceeds of $50,000 from the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our operations have been financed primarily through net proceeds from sales of our Common Stock and equity and debt financings. As of June 30, 2024 and December 31, 2023, our current assets exceeded current liabilities by $1.5 million and $4.3 million, respectively, and we had cash and cash equivalents of $902,000 and $3.9 million, respectively.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion.

As of June 30, 2024, we expect our short-term liquidity requirements to include (a) principal debt payments totaling approximately $3.1 million net of amortization and (b) lease obligation payments of approximately $732,000, including imputed interest.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for eighteen months.

Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish our long-term business plans over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us. For the three and six months ended June 30, 2024 and 2023, we sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern within twelve months from the date of issuance of the financial statements for the quarterly period ended June 30, 2024. However, we are working to address our cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses. Refer to the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A, “Risk Factors” in our Annual Report.

Financings

August 2024 Public Offering

On August 7, 2024, the Company entered into the Underwriting Agreement with Aegis for the 2024 Public Offering of 50,000,000 Units based on a public offering price of $0.20 per Unit, resulting in net proceeds of approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Each Unit consists of one Share of Common Stock (or one Pre-Funded warrant to purchase one share of Common Stock in lieu of one Share, two Series A warrants and one Series B Warrant. The 2024 Public Offering closed on August 8, 2024. Of the 50,000,000 Units sold in the 2024 Public Offering, 33,402,000 were issued with Shares and 16,598,000 were issued with Pre-Funded Warrants.

Stockholder Promissory Notes

Stockholder promissory notes had an outstanding principal balance of $700,000 as of June 30, 2024. The stockholder promissory notes require monthly interest-only payments at 10% per annum and mature at various dates from September 2024 to December 2024. See Note 6 – “Stockholder Promissory Notes” in this Quarterly Report for further information on such stockholder promissory notes.

Vehicle Financing Arrangements

As of June 30, 2024, we had three notes payable to GM Financial for vehicles. In addition, a commercial line secured in April 2022 for $300,000 was renewed in April 2023 for an increased amount of $350,000 and renewed again in April 2024 for the same amount. This commercial line may be used to finance vehicle purchases and expires in April 2025. The notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles.

Convertible Note Financing

On December 27, 2023, we entered into a securities purchase agreement with 3i, pursuant to which we sold, and 3i purchased, the 3i Note in the aggregate original principal amount of $2,750,000 (the “Convertible Note Financing”). The gross proceeds to us were $2.5 million, prior to the payment of legal fees and transaction expenses. As of June 30, 2024, 26,025 shares of Common Stock have been issued to 3i for the payment of $76,000 in interest under the 3i Note.

The principal repayment amount of the 3i Note is $2,750,000. The associated costs and expenses incurred in connection with the Convertible Note Financing of approximately $80,000 will be amortized over the 12-month period ending December 31, 2024. The 3i Note required monthly interest-only payments at 9.0% per annum, payable in cash or, subject to certain conditions set forth in the Note, Common Stock, and had a maturity date of December 27, 2024, unless earlier converted or redeemed. An interest payment of $2,750 was made in December 2023 for the pro-rated interest due for December.

For the quarter ended June 30, 2024, redemption amounts of $353,000 were used to repay a portion of the balance under the 3i Note, consisting of payments of $308,000 to the loan principal, $28,000 to interest, and $17,000 as a redemption premium. As of June 30, 2024, the outstanding principal balance of the note was $2.4 million and the remaining interest was $136,000.

On August 8, 2024, in connection with the 2024 Public Offering, the Company repaid the 3i Note, and the Company’s obligations under the 3i Note were fully satisfied and discharged.

Equity Line of Credit

On December 27, 2023, we entered into the Common Stock Purchase Agreement, pursuant to which we had the right, but not the obligation, to sell to Tumim, and Tumim was obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock and (b) the Exchange Cap (as defined in the purchase agreement) (the “Equity Line of Credit”). For the three and six months ended June 30, 2024, we sold 38,224 and 433,591 shares of Common Stock for an aggregate amount of $125,153 and $828,491.

Effective as of August 8, 2024, in connection with the 2024 Public Offering, the Company and Tumim mutually agreed to terminate the Common Stock Purchase Agreement.

Operating Lease Liabilities

Our estimated future obligations consist of long-term operating lease liabilities. As of June 30, 2024, we had $2.5 million in long-term operating lease liabilities.

Other Long-Term Indebtedness

As of June 30, 2024, our long-term debt totaled $248,000, which consists of $145,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $98,000 outstanding under vehicle financing arrangements, and an equipment loan for $5,000.

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

We periodically review our inventory for evidence of slow-moving or obsolete inventory and provide for an allowance when considered necessary. We have determined that no such reserve was necessary as of June 30, 2024 or December 31, 2023. We prepay for inventory purchases from foreign suppliers and include inventory in transit where title had passed to us but had not yet been physically received.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the Statements of Operations.

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset during the lease term, and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on our Balance Sheets. We do not have any finance leases. We account for lease and non-lease components as a single lease component for all its leases.

Revenue Recognition

Revenue is generated from the sale of products consisting primarily of batteries and accessories. We recognize revenue when control of goods or services is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. As such, accounts receivable is recorded at the time of shipment or will call, when our right to the consideration becomes unconditional, and we determine there are no uncertainties regarding payment terms or transfer of control.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Net sales.” Shipping and handling costs for shipping product to customers are classified in selling, general, and administrative expense on the Statements of Operations.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses on the Statements of Operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves risks. Before making an investment decision, you should carefully consider all the information within the section titles “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Item 1A, “Risk Factors” in our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and future prospects could be materially and adversely affected. In that case, the trading price of our Common Stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, liquidity and future prospects.

We are not aware of any material changes to the risks and uncertainties described in Item 1A, “Risk Factors” in our Annual Report, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

Not applicable.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans

Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our Common Stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, which are referred to as Rule 10b5-1 trading arrangements, or they may represent non-Rule 10b5-1 trading arrangements.

During the quarter ended June 30, 2024, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021.	S-1	3.1	3/31/2022
3.2	Bylaws of the Company currently in effect.	S-1	3.2	3/31/2022
4.1	Form of Pre-Funded Warrant	S-1	4.6	7/24/2024
4.2	Form of Series A Warrant	S-1	4.7	7/24/2024
4.3	Form of Series B Warrant	S-1	4.8	7/24/2024
10.1*	Underwriting Agreement, dated August 7, 2024, between the Company and Aegis Capital Corp.	8-K	1.1	8/9/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

# *

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Greg Aydelott
Greg Aydelott
Chief Financial Officer (Principal Financial and Accounting Officer)