Form 10-Q
period 2024-09-30
Expion360 Inc.
filed 2024-11-14
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 12, 2024, there were 2,096,082 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.
●	We have a history of losses and our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
●	Our business and future growth depends on the needs and success of our customers, and we have substantial customer concentration.
●	We may not be able to successfully execute on our anticipated growth strategies and manage the expansion of our business operations effectively.
●	We may fail to expand our sales and distribution channels and increase market penetration into target markets.
●	We are dependent on third-party manufacturers and suppliers, including suppliers located outside of the United States, and our operating results could be adversely affected by changes in the cost and availability of raw materials, as well as increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts.
●	Changes in the economic conditions or political climate abroad could negatively impact our supply chain or result in tariffs that would apply to our imported goods, which would impact our operating margins.
●	We may not be able to successfully onshore our semi-automated pack assembly in a timely manner or at all, or scale to mass production.
●	We could face potential product liability claims relating to our products, which could result in significant costs and liabilities, which would reduce our profitability.
●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
●	Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.
●	We may not be able to successfully enter into new partnerships which may negatively impact the development of our home energy storage products and subsequent sales growth. There are significantly larger companies within the home energy storage market and we may also lack sufficient resources to bring a commercially viable home energy product to market and successfully market and sale to consumers.

 i

●	Quality problems with our products could harm our reputation and erode our competitive position.
●	We may need to raise additional capital to support our business, and our ability to raise necessary capital in the future may be limited and our stockholders may be diluted by future securities offerings.
●	We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our securities less attractive to investors.

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

 ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Expion360 Inc.

Balance Sheets

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$3,325,177	$3,932,698
Accounts receivable, net	438,572	154,935
Inventory	3,365,292	3,825,390
Prepaid/in-transit inventory	1,361,990	163,948
Prepaid expenses and other current assets	278,445	189,418
Total current assets	8,769,476	8,266,389

Property and equipment	905,428	1,348,326
Accumulated depreciation	(396,094)	(430,295)
Property and equipment, net	509,334	918,031

Other Assets
Operating leases - right-of-use asset	822,694	2,662,015
Deposits	27,471	58,896
Total other assets	850,165	2,720,911
Total assets	$10,128,975	$11,905,331

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$334,632	$286,985
Customer deposits	41,249	17,423
Accrued expenses and other current liabilities	214,499	292,515
Convertible note payable	—	2,082,856
Derivative liability - warrants	5,886,823	—
Current portion of operating lease liability	260,024	522,764
Current portion of stockholder promissory notes	—	762,500
Current portion of long-term debt	32,178	50,839
Total current liabilities	6,769,405	4,015,882

Long-term-debt, net of current portion	207,752	298,442
Operating lease liability, net of current portion	606,969	2,241,325
Total liabilities	$7,584,126	$6,555,649

(continued on next page)

Expion360 Inc.

Balance Sheets - Continued

Stockholders' equity
Preferred stock, par value $.001; 20,000,000 authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 918,724 and 69,230 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	919	69
Additional paid-in capital	36,867,524	26,445,378
Accumulated deficit	(34,323,594)	(21,095,765)
Total stockholders' equity	2,544,849	5,349,682
Total liabilities and stockholders' equity	$10,128,975	$11,905,331

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,389,495	$1,890,115	$3,639,462	$5,122,415
Cost of sales	1,220,804	1,417,552	2,922,786	3,752,006
Gross profit	168,691	472,563	716,676	1,370,409
Selling, general and administrative	2,096,468	2,290,955	6,290,202	6,363,514
Loss from operations	(1,927,777)	(1,818,392)	(5,573,526)	(4,993,105)

Other expense
Interest income	(14,589)	(33,048)	(60,049)	(100,945)
Interest expense	467,715	27,491	971,561	92,067
Loss on sale of property and equipment	146,454	—	146,760	3,426
Settlement expense	400,900	—	709,900	281,680
Other (income) / expense	5,885,940	—	5,884,751	(394)
Total other (income) / expense	6,886,420	(5,557)	7,652,923	275,834
Loss before income taxes	(8,814,197)	(1,812,835)	(13,226,449)	(5,268,939)

Franchise taxes / (refund)	460	1,380	1,379	1,342
Net loss	$(8,814,657)	$(1,814,215)	$(13,227,828)	$(5,270,281)

Net loss per share (basic and diluted)	$(24.55)	$(26.25)	$(78.63)	$(76.62)
Weighted-average number of common shares outstanding	358,990	69,107	168,219	68,787

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	68,025	$68	$25,246,388	$(13,639,491)	$11,606,964
Proceeds received from exercise of warrants	461	—	49,786	—	49,786
Stock issued as a result of litigation settlement	520	1	251,679	—	251,680
Net loss	—	—	—	(1,977,278)	(1,977,278)
Balance at March 31, 2023	69,006	$69	$25,547,853	$(15,616,769)	$9,931,152
Exercise of warrants	102	—	(10)	—	(10)
Net loss	—	—	—	(1,478,788)	(1,478,788)
Balance at June 30, 2023	69,108	$69	$25,547,843	$(17,095,557)	$8,452,355
Issuance of warrants	—	—	65,046	—	65,046
Issuance of stock options	—	—	119,525	—	119,525
Issuance of RSUs	—	—	5,260	—	5,260
Net loss	—	—	—	(1,814,215)	(1,814,215)
Balance at September 30, 2023	69,108	$69	$25,737,674	$(18,909,772)	$6,827,971

Balance at December 31, 2023	69,230	$69	$26,445,378	$(21,095,766)	$5,349,682
Stock issued for ELOC	382	—	125,153	—	125,153
Proceeds received from cashless exercise of warrants	16	—	(4)	—	(4)
Stock issued for interest payment	107	—	41,250	—	41,250
Stock-based compensation	—	—	35,127	—	35,127
Issuance of stock options	—	—	218,219	—	218,219
Issuance of RSUs	—	—	51,647	—	51,647
Settlement of vested RSUs	99	—	46,889	—	46,889
Settlement of commitment shares	635	1	(1)	—	—
Net loss	—	—	—	(2,192,940)	(2,192,940)
Balance at March 31, 2024	70,469	$70	$26,963,658	$(23,288,706)	$3,675,022
Stock issued for ELOC	3,954	4	703,334	—	703,338
Stock issued for interest payment	153	—	34,561	—	34,561
Issuance of stock options	—	—	69,416	—	69,416
Issuance of RSUs	—	—	53,654	—	53,654
Settlement of vested RSUs	20	—	—	—	—
Litigation settlement	1,000	1	208,999	—	209,000
Net loss	—	—	—	(2,220,231)	(2,220,231)
Balance at June 30, 2024	75,596	$75	$28,033,622	$(25,508,937)	$2,524,760
Stock issued for interest payment	154	—	15,028	—	15,028
Issuance of stock options	—	—	71,116	—	71,116
Issuance and settlement of RSUs	386	—	35,488	—	35,488
Issuance of shares and pre-funded warrants, follow-on offering, net of issuance costs	500,000	500	8,681,190	—	8,681,690
Proceeds from exercise of Series B warrants	342,588	344	31,080	—	31,424
Net loss	—	—	—	(8,814,657)	(8,814,657)
Balance at September 30, 2024	918,724	$919	$36,867,524	$(34,323,594)	$2,544,849

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities

Net loss	$(13,227,828)	$(5,270,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139,876	153,714
Amortization of convertible note costs	667,144	—
Loss on sale of property and equipment	146,760	3,426
Decrease in allowance for doubtful accounts	—	(18,804)
Stock-based settlement	209,000	251,680
Stock-based compensation	545,527	189,831
Decrease in right-of-use assets and lease liabilities	(67,777)	—
Increase in derivative liability	5,886,823	—

Changes in operating assets and liabilities:
Increase in accounts receivable	(283,637)	(156,445)
Decrease in inventory	460,100	371,653
Increase in prepaid/in-transit inventory	(1,198,042)	38,964
Increase in prepaid expenses and other current assets	(89,027)	(45,759)
Decrease in deposits	31,425	5,005
Increase in accounts payable	47,646	206,986
Increase in customer deposits	23,826	46,190
Increase / (decrease) in accrued expenses and other current liabilities	48,851	(6,371)
Increase in right-of-use assets and lease liabilities	10,002	22,494
Net cash used in operating activities	(6,649,331)	(4,207,717)

Cash flows from investing activities
Purchases of property and equipment	(10,550)	(20,170)
Net proceeds from sale of property and equipment	132,611	36,748
Net cash provided by investing activities	122,061	16,578

Cash flows from financing activities
Principal payments on convertible note	(2,750,000)	—
Principal payments on long-term debt	(109,352)	(148,986)
Principal payments on stockholder promissory notes	(762,500)	—
Net proceeds from exercise of warrants	31,420	49,777
Net proceeds from issuance of common stock	9,510,181	—
Net cash provided by / (used in) financing activities	5,919,749	(99,209)

Net change in cash and cash equivalents	(607,521)	(4,290,348)
Cash and cash equivalents, beginning	3,932,698	7,201,244
Cash and cash equivalents, ending	$3,325,177	$2,910,896

(continued on next page)

Expion360 Inc.

Statements of Cash Flows (Unaudited) – Continued

	For the Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2024	2023
Cash paid for interest	$61,570	$92,136
Cash paid for franchise taxes	$—	$1,342

Non-cash financing activities:
Acquisition/modification of operating lease right-of-use asset and lease liability	$—	$(13,993)
Issuance of common stock for payment on accrued interest	$90,839	$—
Issuance of common stock for payment on accrued compensation	$36,029	$—
Cashless warrant exercises	$—	$41

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

Operating results for the three- and nine-month periods ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024 (the “Annual Report”).

Unless otherwise noted, all references to shares and per share amounts for all periods presented in the accompanying unaudited financial statements and notes thereto have been adjusted retrospectively, to reflect a 1-for-100 reverse stock split, which was effective at 5:00 p.m. Pacific Time on October 8, 2024. See Note 13 – “Subsequent Events” in this Quarterly Report for additional information about the Reverse Stock Split (as defined in Note 13 below).

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Going Concern, Liquidity and Capital Resources

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenue and profit from operations. The Company expects to continue to incur additional losses for the foreseeable future, and the Company may need to raise additional debt or equity financing to expand its presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that the financial statements for the three and nine months ended September 30, 2024 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third-party debt, and working capital loans. The Company’s sales for the three months ended September 30, 2024 decreased 26.5% and sales for the nine months ended September 30, 2024 decreased 29.0% compared to the same period in 2023, as the overall RV market experienced a severe slowdown. Through September 30, 2024, the Company distributed $4 for the settlement of fractional shares related to warrant exercises compared to receiving net proceeds of $49,777 from warrant exercises during the same period in 2023.

On August 8, 2024, the Company sold in a public offering (the “August 2024 Public Offering”), (i) 33,402,000 common units (the “Common Units”), each consisting of one share of common stock, two Series A warrants each to purchase one share of common stock (pre-Reverse Stock Split and pre-Adjustment, and each, a “Series A Warrant”) and one Series B warrant to purchase such number of shares of common stock as determined in the Series B warrant (each, a “Series B Warrant”), and (ii) 16,598,000 pre-funded units (the “Pre-Funded Units,” and together with the Common Units, the “Units”), each consisting of one pre-funded warrant to purchase one share of common stock (each, a “Pre-Funded Warrant”), two Series A Warrants, and one Series B Warrant, through Aegis Capital Corp. (the “Underwriter”). In addition, the Company granted the Underwriter a 45-day option to purchase additional shares of common stock and/or Pre-Funded Warrants and/or Series A Warrants and/or Series B Warrants, representing up to 15% of the number of the respective securities sold in the August 2024 Public Offering, solely to cover over-allotments, if any. The Underwriter partially exercised its over-allotment option with respect to 15,000,000 Series A Warrants and 7,500,000 Series B Warrants (pre-Reverse Stock Split). The Common Units were sold at a price of $0.20 per unit and the Pre-Funded Warrants were sold at a price of $0.199 per unit (pre-Reverse Stock Split). The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (pre-Reverse Stock Split ) and could be exercised at any time until all Pre-Funded Warrants are exercised in full. As of September 30, 2024, all Pre-Funded Warrants have been exercised.

On February 9, 2024, a registration statement on Form S-1 (File No. 333-276663) was declared effective for the resale, from time to time, of up to 17,820 shares of the Company’s common stock by a selling stockholder in connection with an equity line of credit financing. During the three months ended September 30, 2024 and 2023, the Company sold 0 shares of common stock to the stockholder under the equity line of credit and received proceeds of $0. During the nine months ended September 30, 2024, the Company sold 4,336 shares of common stock to the stockholder under the equity line of credit and received proceeds of $828,491 compared to $0 in the same prior year period. In addition, during the three months ended September 30, 2024, the Company issued 154 shares of common stock to satisfy interest payments to a note holder in connection with a short-term convertible note, totaling $15,028, and also made cash payments totaling $19,331 for monthly interest as well as $100,375 interest due at loan payoff. During the nine months ended September 30, 2024, the Company issued 415 shares of common stock to satisfy interest payments to a note holder in connection with a short-term convertible note, totaling $90,839 and issued 79 shares of common stock for payment on accrued compensation totaling $36,029, compared to zero shares issued during the same prior year period.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, changes in tariffs, changes in interest rates, changes in commodity pricing, and recessionary concerns on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could vary materially from the estimates and assumptions that were used, which may result in material effects on the Company’s financial condition, results of operations, and liquidity. The Company’s significant accounting estimates include the carrying value of accounts receivable and inventory, the depreciable lives of fixed assets, and stock-based compensation. To the extent there are differences between these estimates and actual results, the Company’s financial statements may be materially affected.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of US Treasury-related ultra-short paper. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of September 30, 2024, cash balances exceeded FDIC limits by $787,702 and investment accounts totaling $1,885,804 are invested in US Treasury related ultra-short paper.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three months ended September 30, 2024 and 2023, the Company wrote off $0 and $388 to bad debt expense. For the nine months ended September 30, 2024 and 2023, the Company collected $0 and $412 of bad debt that had been written off previously. There was no allowance for doubtful accounts as of September 30, 2024 or December 31, 2023, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of September 30, 2024 and December 31, 2023, the Company had customer deposits totaling $41,249 and $17,423, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of September 30, 2024 and December 31, 2023, the Company had inventory that consisted of finished assemblies totaling $2,224,102 and $2,967,021, respectively, and raw materials (inventory components, parts, and packaging) totaling $1,141,190 and $858,369, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of September 30, 2024 or December 31, 2023. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $1,361,990 and $163,948 as of September 30, 2024 and December 31, 2023, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended September 30, 2024 and 2023, respectively, approximately 80% and 61%, respectively, of inventory purchases were made from foreign suppliers in Asia. During the nine months ended September 30, 2024 and 2023, respectively, approximately 79% and 71%, respectively, of inventory purchases were made from foreign suppliers in Asia. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Europe, enabling the Company to source materials outside of Asia in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5-7 years
Manufacturing equipment	3-10 years
Office furniture and equipment	3-7 years
Warehouse equipment	3-10 years
QA equipment	3-10 years
Tooling and molds	3-10 years

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three or nine months ended September 30, 2024 or 2023.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a 12-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of September 30, 2024 and December 31, 2023 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. No refund liability was recognized as of September 30, 2024 or December 31, 2023. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

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

Customer Concentration

During the three months ended September 30, 2024, the Company had four customers that accounted for, in the aggregate, net sales of $553,207, comprising approximately 46% of the Company’s net sales during the quarter, for which each represented greater than approximately 10% of the Company’s total net sales. These customers represented an aggregate of 45% of total accounts receivable as of September 30, 2023. During the nine months ended September 30, 2024, sales to one customer totaled $466,463, comprising approximately 14% of the Company’s net sales during the period. This customer had a credit balance on accounts as of September 30, 2024. Accounts receivable from three additional customers represented an aggregate $238,982, representing approximately 55% of the Company’s consolidated accounts receivable balance as of September 30, 2024.

During the three months ended September 30, 2023, the Company had three customers that accounted for, in the aggregate, net sales of $700,071, comprising approximately 38% of the Company’s net sales during the quarter, for which each represented greater than 10% of the Company’s total net sales. These customers represented an aggregate of 31% of total accounts receivable as of September 30, 2023. During the nine months ended September 30, 2023, sales to two customers totaled $1,178,142, comprising approximately 23% of the Company’s net sales during the period. These customers represented 23% of total accounts receivable as of September 30, 2023. Accounts receivable from three additional customers represented an aggregate $190,495, representing approximately 40% of the Company’s consolidated accounts receivable balance as of September 30, 2023.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Net sales” and totaled $31,993 and $27,398 during the three months ended September 30, 2024 and 2023, respectively, and $83,882 and $52,296 during the nine months ended September 30, 2024 and 2023, respectively. Shipping and handling costs for shipping product to customers totaled $75,003 and $58,141 during the three months ended September 30, 2024 and 2023, respectively, and $177,697 and $149,898 during the nine months ended September 30, 2024 and 2023, respectively, and are classified in selling, general, and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $242,515 and $238,163 for the three months ended September 30, 2024 and 2023, respectively and $710,898 and $690,995 for the nine months ended September 30, 2024 and 2023, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $68,617 and $145,111 for the three months ended September 30, 2024 and 2023, respectively, and $228,782 and $316,369 for the nine months ended September 30, 2024 and 2023, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,814,657)	$(1,814,215)	$(13,227,828)	$(5,270,281)
Weighted average common shares outstanding – basic and diluted	358,990	69,107	168,219	68,787
Basic and diluted net loss per share	$(24.55)	$(26.25)	$(78.63)	$(76.62)

As of September 30, 2024 and December 31, 2023, the Company has outstanding warrants, options, and RSUs convertible into 6,353,509 and 19,167 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

	As of
	September 30, 2024	December 31, 2023
Warrants	7,969	8,045
Warrants – Series A	5,301,592	0
Warrants – Series B	1,032,198	0
Stock Options	11,729	10,756
RSUs	21	366
	6,353,509	19,167

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

The fair value of the Pre-Funded Warrants, Series A Warrants, and Series B Warrants associated with the follow-on offering on August 8, 2024, is determined by using the Monte Carlo Model. In order to calculate the fair value of the warrants, certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield and expected life. Changes to assumptions could cause significant adjustments to the valuation.

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

3 – Property and Equipment, Net

Property and equipment consist of the following:

	As of
	September 30, 2024	December 31, 2023
Vehicles and transportation equipment	$406,013	$551,906
Manufacturing equipment	168,099	179,274
Office furniture and equipment	153,698	188,131
Warehouse equipment	72,964	81,164
Leasehold improvements	61,072	314,819
QA equipment	43,582	33,032
Tooling and molds	—	—
	$905,428	$1,348,326
Less: accumulated depreciation	(396,094)	(430,295)
Property and equipment, net	$509,334	$918,031

Depreciation expense was $45,010 and $50,507 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $139,876 and $153,714 for the nine months ended September 30, 2024 and 2023, respectively. There were disposals and sales of fixed assets during the nine months ended September 30, 2024 and 2023 resulting in the net cash received of $132,611 and $36,748, respectively. As a result of disposals and sales of fixed assets, the Company recognized a loss of $146,454 and $146,760 during the three and nine months ended September 30, 2024, respectively, and $0 and $3,426 during the three and nine months ended September 30, 2023, respectively.

4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2024	December 31, 2023
Accrued salaries and payroll liabilities	$141,727	$225,685
Rebate liability	40,035	31,411
Commissions	22,968	12,608
Deferred income and deposit (sublease)	4,549	4,445
Franchise tax	4,138	5,262
Accrued Interest	1,082	2,839
Other	—	10,265
Accrued expenses and other current liabilities	$214,499	$292,515

5 – Long-Term Debt

Long-term debt consisted of the following as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025 and secured by equipment.	$3,549	$6,317
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder. This note was paid in full in March 2024.	—	14,196
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050.	144,457	146,926
Note payable – finance company. Payable in monthly installments of $2,204, including interest at 11.21% per annum, due August 2026, secured by a vehicle and personally guaranteed by a co-founder. The note was paid in full January 2023.	—	—
Notes payable – The Company acquired six notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expired in April 2023 but was renewed for a commercial line up to $350,000 and prevailing GM Financial existing term notes will remain. That agreement was due to expire in April 2024, but was renewed for the same limit and terms and will expire in April 2025. One note was paid off in May 2023 and two more were paid off in February 2024 when the corresponding vehicles were sold. As of September 30, 2024, the notes are currently payable in aggregate monthly installments of $2,560.15, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles.	91,924	181,842
Total	$239,930	$349,281
Less current portion	(32,178)	(50,839)
Long-term debt, net of unamortized debt discount and current portion	$207,752	$298,442

Future maturities of long-term debt are as follows:

Twelve months ending September 30,
2025	$32,178
2026	30,553
2027	32,610
2028	14,588
2029	3,965
Thereafter	126,036
Total	$239,930

6 – Stockholder Promissory Notes

As of September 30, 2024 and December 31, 2023, the Company had an outstanding principal balance of $0 and $762,500, respectively, due to stockholders under unsecured promissory note agreements (“Notes”). The Notes required monthly interest-only payments at 10% per annum. The Notes would have matured in September 2024 and December 2024 as follows: September 2024 - $500,000 (this Note would have matured in August 2023, but in June 2023, an agreement was signed extending the maturity date to August 2024, and in June 2024, an agreement was signed further extending the maturity date to September 2024); and December 2024 - $200,000. A note for $62,500 that matured in January 2024 was paid in January 2024, and Notes for $500,000 that matured in September 2024 and $200,000 that matured in December 2024 were both paid in August 2024. As of September 30, 2024, there were no Notes outstanding.

Interest paid to the stockholders under the Notes totaled $7,364 and $20,627 during the three months ended September 30, 2024 and 2023, respectively. Interest paid to the stockholders under the Notes totaled $42,862 and $61,881 during the nine months ended September 30, 2024 and 2023, respectively. There was no accrued interest as of September 30, 2024 or December 31, 2023 related to these Notes.

7 – Equity and Debt Financings

August 2024 Public Offering

On August 8, 2024, the Company sold in the August 2024 Public Offering, (i) 33,402,000 Common Units, (pre-Reverse Stock Split), each consisting of one share of common stock, two Series A Warrants and one Series B Warrant, and (ii) 16,598,000 Pre-Funded Units (pre-Reverse Stock Split), each consisting of one Pre-Funded Warrant, two Series A Warrants, and one Series B Warrant, through the Underwriter.

In addition, the Company granted the Underwriter a 45-day option to purchase additional shares of common stock and/or Pre-Funded Warrants and/or Series A Warrants and/or Series B Warrants, representing up to 15% of the number of the respective securities sold in the August 2024 Public Offering, solely to cover over-allotments, if any. The Underwriter partially exercised its over-allotment option with respect to 15,000,000 Series A Warrants and 7,500,000 Series B Warrants (pre-Reverse Stock Split).

The Common Units were sold at a price of $0.20 per unit and the Pre-Funded Warrants were sold at a price of $0.199 per unit (pre-Reverse Stock Split).

The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (Pre-Reverse Stock Split) and could be exercised at any time until all Pre-Funded Warrants are exercised in full. As of September 30, 2024, all Pre-Funded Warrants have been exercised.

Each Series A Warrant is exercisable at any time or times beginning on September 30, 2024, which was the first trading day following the Company’s notice to the Series A Warrant holders of stockholder approval received at the Company’s annual meeting of stockholders held on September 27, 2024 (the “2024 Annual Meeting”), and will expire five years from such date. Each Series A Warrant was initially exercisable at an exercise price of $24.00 per share of common stock (post-Reverse Stock Split). The exercise price of the Series A Warrants was subject to reduction on the 11th trading day after the stockholder approval to the greater of the lowest daily volume weighted average price (“VWAP”) during the ten trading day period following the stockholder approval and the floor price of $5.206 (representing 20% of the lower of our common stock’s closing price on The Nasdaq Capital Market on the date that we priced the August 2024 Public Offering (post-Reverse Stock Split) or our common stock’s average closing price on The Nasdaq Capital Market for the five trading days ending on such date (such lower price, without giving effect to such 20% reduction, the “Nasdaq Minimum Price”), and the number of shares issuable upon exercise would be proportionately adjusted such that the aggregate exercise price would remain unchanged. As of September 30, 2024, there would have been 5,301,592 shares of common stock (post-Reverse Stock Split and assuming the Adjustment had occurred on September 30, 2024) issuable upon exercise of the Series A Warrants as of that date. Subsequent to September 30, 2024, the exercise price under the Series A Warrants was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price, post-Reverse Stock Split), beginning on October 14, 2024, the 11th trading day following stockholder approval. As of November 12, 2024, 14,900 shares of common stock have been issued upon exercise of Series A Warrants and 5,286,692 shares of Common stock  remain issuable upon exercise of Series A Warrants.

Each Series B Warrant was exercisable immediately upon issuance at an exercise price of $0.10 per share (post-Reverse Stock Split). The number of shares of common stock issuable under the Series B Warrants were subject to adjustment using a reset price based on the weighted average price of common stock over a rolling five-trading-day period between the issuance date of the Class B Warrants and the close of trading on the tenth trading day following stockholder approval, subject to certain floor prices. As of September 30, 2024, 342,588 shares of Common stock (post-Reverse Stock Split) had been issued upon exercise of Series B Warrants and there were 1,032,198 shares of Common stock (post-Reverse Stock Split) issuable upon exercise of Series B Warrants based on the reset price of $5.45 (representing the lowest arithmetic average of the daily VWAP during the 5 trading day period from September 12, 2024 through September 18, 2024. Effective October 8, 2024, after market close, a reverse stock split occurred and as of November 12, 2024, 87,384 shares of common stock remain issuable upon exercise of Series B Warrants using the reset price, which was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price (post-Reverse Stock Split and post-Adjustment).

Pursuant to an underwriting agreement by and between the Company and the Underwriter, the Company paid the Underwriter a total cash underwriting discount of $700,000, equal to 7% of gross proceeds received in the August 2024 Public Offering, reimbursement for Underwriter expenses of $100,000, equal to 1% of gross proceeds received, and reimbursement for road show, diligence, legal fees and disbursements of $100,000, equal to 1% of gross proceeds received, as well as $5,000 for investor counsel fee, totaling $905,000 in cash fees deducted from cash proceeds.

Convertible Note Financing

On December 27, 2023, the Company entered into a securities purchase agreement with 3i, LP (“3i”), pursuant to which the Company sold and 3i purchased: (i) a senior unsecured convertible note issued in the aggregate principal amount of $2,750,000, with an 10.0% original issue discount and an interest rate of 9.0% per annum (the “3i Note”), (ii) up to $247,500 in newly issued shares of Common stock (the “Interest Shares”), which may be payable, subject to the fulfillment of certain conditions set forth in the 3i Note, to satisfy interest payments under the 3i Note, and (iii) 635 shares of Common stock issued to 3i as consideration for its commitment to purchase the 3i Note (collectively, the “Convertible Note Financing”). The gross proceeds to the Company from the Convertible Note Financing were $2.5 million prior to the payment of legal fees and transaction expenses. The offering of securities in the Convertible Note Financing was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023.

On August 8, 2024, in connection with the closing of the August 2024 Public Offering, the Company repaid the 3i Note, and the Company’s obligations under the 3i Note were fully satisfied and discharged. Prior to the closing of the August 2024 Public Offering, the Company had issued 415 shares of common stock (post-Reverse Stock Split) for the payment of $90,840 in interest.

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

In connection with the August 2024 Public Offering, the Company and Tumim mutually agreed to terminate the Equity Line of Credit, effective immediately upon the closing of the August 2024 Public Offering. Prior to the closing of the August 2024 Public Offering, the Company had sold 4,336 shares of common stock (post-Reverse Stock Split) under the Equity Line of Credit for an aggregate amount of $828,491, of which $434,958 was used to repay a portion of the balance under the 3i Note, consisting of $380,042 to the loan principal, $34,204 to interest, and $20,712 as a redemption premium.

See Note 9 – “Convertible Note and Equity Line of Credit” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information on the 3i Note and Tumim Equity Line of Credit.

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

In the first quarter of 2022, the Company entered into two new long-term, non-cancelable operating lease agreements for office and warehouse space resulting in the Company recognizing an additional lease liability of $2,348,509, representing the present value of the lease payments discounted using an effective interest rate of 8.07% and 8.86%, and corresponding ROU assets of $2,348,509. The leases expire in December 2026 and December 2028, the latter of which contains one three-year option to renew.

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

The Company had another lease that expired in January 2023 and was terminated at that time. The relating right of use asset and lease liability were written off at that time. The company has one further lease that expires in February 2025. The leases generally provide for annual increases based on a fixed amount and generally require the Company to pay real estate taxes, insurance, and repairs.

On September 19, 2024, the Company signed a Termination of Commercial Lease Agreement regarding the lease previously contracted to end in December 2028. The cancelation was effective September 30, 2024. The corresponding ROU asset and lease liability were therefore removed from the Company’s balance sheet effective September 30, 2024.

The following is a summary of total lease costs during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$91,463	$187,315	$465,124	$562,660
Short-term lease costs	206	—	206	150
Variable lease costs	—	—	—	—
Sublease income	(10,753)	(10,440)	(32,051)	(39,476)
	$80,916	$176,875	$433,279	$523,334

The weighted-average remaining lease term was 3.13 years and 4.54 years as of September 30, 2024 and December 31, 2023, respectively. The weighted average discount rate was 7.66% and 8.47% as of September 30, 2024 and December 31, 2023, respectively. Operating cash flows from the operating leases totaled $132,264 and $116,591 for the three months ended September 30, 2024 and 2023, respectively, and $387,614 and $336,802 for the nine months ended September 30, 2024 and 2023, respectively.

The total lease liability as of September 30, 2024 and December 31, 2023 was $866,993 and $2,764,089, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2024, for years ending September 30:

Total
2025	$316,523
2026	305,811
2027	269,432
2028	85,834
2029	—
Thereafter	—
Total future minimum lease payments	$977,600
Less imputed interest	(110,607)
Total	$866,993
Current lease liability	$260,024
Non-current lease liability	606,969
Total	$866,993

Subleases

As of September 30, 2024, the Company subleases office and warehouse space under one of its existing operating leases with similar terms as the Company’s lease agreements. Two additional leases terminated in February 2023. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $10,753 and $10,440 during the three months ended September 30, 2024 and 2023, respectively, and $32,051 and $39,476 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, deferred income totaled $4,549 and $4,445, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The total future minimum sublease payments are $17,922, all due in the 12 months ending September 30, 2025.

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

Nasdaq Listing Requirement

On September 6, 2024, the Company received a staff determination from The Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s common stock from The Nasdaq Capital Market indicating that (i) the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price per share for the Company’s common stock had closed below $1.00 for the previous 30 consecutive business days, and (ii) the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) because, as of September 5, 2024, the Company’s common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days (the “Staff Determination”).

On September 12, 2024, the Company requested an appeal hearing on the Staff Determination from a Hearings Panel (the “Panel”) by filing a hearing request with Nasdaq pursuant to the procedures set forth in the Nasdaq Listing Rules, staying the delisting of the common stock pending the Panel’s decision.

Upon successful completion of the Reverse Stock Split, the Company received a letter from the Nasdaq Office of General Counsel on October 23, 2024, advising the Company that it had regained compliance with the minimum bid price continued listing requirements in Listing Rule 5550(a)(2) and that the Company is therefore in compliance with Nasdaq’s listing requirements. Consequently, the scheduled hearing before the Panel on October 24, 2024, was cancelled. The Company’s common stock continues to be listed and traded on The Nasdaq Capital Market.

See Note 13 – “Subsequent Events” in this Quarterly Report for additional information about the Reverse Stock Split and the Nasdaq Listing Requirement.

9 – Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Unless otherwise noted, all references to shares and per share amounts for all periods presented in the accompanying unaudited financial statements and notes thereto have been adjusted retrospectively, to reflect a 1-for-100 reverse stock split, which was effective at 5:00 p.m. Pacific Time on October 8, 2024. See Note 13 – “Subsequent Events” in this Quarterly Report for additional information about the Reverse Stock Split (as defined in Note 13 below).

As of September 30, 2024, of the 50,000,000 Units sold in the August 2024 Public Offering at $0.20 per unit (Pre-Reverse Stock Split), 500,000 shares of common stock (post-Reverse Stock Split) were issued, as all 16,598,000 Pre-Funded Warrants have been exercised.

Prior to the Company’s payoff of the 3i Note in connection with the closing of the August 2024 Public Offering, the Company had issued 415 shares of common stock (post-Reverse Stock Split) for the payment of $90,840 in interest. As of September 30, 2024, the Company has sold 4,336 shares of common stock (post-Reverse Stock Split) for an aggregate amount of $828,492, of which $434,958 was used to repay a portion of the balance under the 3i Note, consisting of $380,042 to the loan principal, $34,204 to interest and $20,712 as a redemption premium.

On May 2, 2024, at the closing price of $209.00 per share(post-Reverse Stock Split), the Company agreed to issue 1,000 shares of common stock (post-Reverse Stock Split) valued at $209,000 as well as $100,000 in cash as part of a settlement agreement for a total value of $309,000.

On March 31, 2023, at the closing price of $484.00 per share (post-Reverse Stock Split), the Company issued 520 shares of common stock (post-Reverse Stock Split) as part of a settlement agreement for a total value of $251,680.

On January 16, 2023, at the closing price of $454 per share (post-Reverse Stock Split), the Company issued 79 shares of common stock (post-Reverse Stock Split) for stock-based compensation that had been accrued in 2023, for a total value of $36,029.

As of September 30, 2024 and December 31, 2023, 918,724 and 69,2 30 shares, respectively, of common stock (post-Reverse Stock Split) were issued and outstanding. No shares of preferred stock have been issued.

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

Warrants/Options

During the nine months ending September 30, 2024, 7,535 warrants exercisable for 75 shares of common stock at $332.00 per share (post-Reverse Stock Split) were exercised using the cashless conversion option which resulted in the issuance of 16 shares of common stock. This leaves 514,290 warrants remaining convertible into 5,149 shares of common stock with an exercise price of $332.00 per share (post-Reverse Stock Split). As part of a settlement agreement on May 2, 2024, the Company agreed to modify the exercise price of 88,803 warrants convertible into 891 shares from $910.00 to $450.00 (post-Reverse Stock Split). In addition, 1,075,366 Series B Warrants exercisable for 28,710 shares at $0.10 per share were exercised using the cashless conversion option which resulted in the issuance of 28,366 shares of common stock (post-Reverse Stock Split and based on a $5.45 reset price). Another 17,762,165 Series B Warrants were exercised on a cash basis which resulted in the issuance of 314,226 shares of common stock (post-Reverse Stock Split and based on a $5.45 reset price). This leaves 38,662,470 Series B warrants remaining which are exercisable for 1,032,198 shares (post-Reverse Stock Split and post-Adjustment). None of the 115,000,000 Series A Warrants exercisable for 5,301,592 shares (post-Reverse Stock Split and assuming the Adjustment had occurred on September 30, 2024) had been exercised as of September 30, 2024.

During the nine months ended September 30, 202 3, 15,000 warrants exercisable for 150 shares at $332.00 per share (post-Reverse Stock Split) were exercised on a cash basis which resulted in the issuance of 150 shares of common stock (post-Reverse Stock Split). In addition, 22,606 warrants exercisable for 226 shares at $332.00 per share were exercised using the cashless conversion option, which resulted in the issuance of 102 shares of common stock (post-Reverse Stock Split). This leaves 521,825 warrants remaining exercisable for 5,149 shares with an exercise price of $332.00 (post-Reverse Stock Split).

During the nine months ended September 30, 2023, 73,000 warrants exercisable for 730 shares at $290.00 per share (post-Reverse Stock Split) were exercised using the cashless conversion option which resulted in the issuance of 311 shares of common stock (post-Reverse Stock Split). This leaves 78,000 warrants remaining which are exercisable for 780 shares with an exercise price of $290.00 (post-Reverse Stock Split).

As of September 30, 2024 and December 31, 2023, a total of 765,295 and 772,830 warrants (Pre-Reverse Stock Split) were issued and outstanding, respectively. As of September 30, 2024 and December 31, 2023, a total of 30,000 options (Pre-Reverse Stock Split), which were not issued under a specified plan, were outstanding. Below is a summary of warrants and stock options issued and outstanding as of September 30, 2024:

Number of Warrants / Non-plan Options		Issuable Shares	Exercise Price per share	Weighted Average Remaining Life (Years)
38,662,470	(1)	1,032,198	$0.10	7.00
115,000,000	(2)	5,301,592	$5.206	4.99
780		780	$290.00	0.36
5,449	(3)	5,449	$332.00	7.01
891		891	$450.00	2.75
250		250	$500.00	1.11
599		599	$910.00	2.75
153,670,439		6,341,759

(1)	Series B Warrants are subject to reset pricing to determine the number of shares issuable.
(2)	Series A Warrants are subject to reset pricing to determine the number of shares issuable.
(3)	Includes 514,290 warrants and 30,000 non-plan options exercisable for 5,449 shares

See Note 11 – “Stockholders’ Equity” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information regarding the Company’s outstanding warrants and stock options.

Equity Plans

As of September 30, 2024, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan.

During the three months ended September 30, 2024, the Company granted 0 RSUs, granted 0 options, and canceled 23 options (post-Reverse Stock Split) under the 2021 Incentive Award Plan. During the nine months ended September 30, 2024, the Company granted 161 RSUs, granted 1,045 options, and canceled 73 options (post-Reverse Stock Split) under the 2021 Incentive Award Plan. The compensation costs that have been charged against operations were $106,604 and $189,831 for the three months ended September 30, 2024 and 2023, and were $545,527 and $189,831 for the nine months ended September 30, 2024 and 2023.

No shares have been issued to date under the 2021 Employee Stock Purchase Plan.

See Note 11 – “Stockholders’ Equity” in the Company’s consolidated financial statements in Part IV of the Annual Report for further information regarding the 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the 2021 Incentive Award Plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the 2021 Incentive Award Plan is subject to limits and is adjusted annually. As of September 30, 2024, the aggregate number of shares that can be issued under the 2021 Incentive Award Plan is 17,958, of which 11,729 options and 649 RSUs (post-Reverse Stock Split) have been granted.

2021 Employee Stock Purchase Plan

The purpose of the Company’s 2021 Employee Stock Purchase Plan is to assist eligible employees of the Company in acquiring a stock ownership in the Company and to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The 2021 Employee Stock Purchase Plan consists of a Section 423 Component and Non-Section 423 Component. The Section 423 Component is intended to qualify as an employee stock purchase plan and authorizes the grant of options. Options granted under the Non-Section 423 Component are granted pursuant to separate offerings containing sub-plans. Option awards are generally granted with an exercise price equal to 85% of the lesser of the fair market value of a share on (a) the applicable grant date and (b) the applicable exercise date, or such other price as designated by the administrator, provided that in no event shall the option price be less that the per share par value price. The maximum number of shares granted under the 2021 Employee Stock Purchase Plan may not exceed 25,000 shares (post-Reverse Stock Split).

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

The Company has computed the fair value of all options granted through September 30, 2024 using the following assumptions:

Expected volatility	110.51%
Expected dividends	None
Expected term (in years)	4.87
Risk free rate	3.35%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Award Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	10,756	$377.28	—	$—
Granted	1,045	345.00	—	—
Exercised	—	—	—	—
Forfeited	72	345.00	—	—
Outstanding at end of period	11,729	$374.61	8.68	$—
Exercisable at end of period	10,309	$364.11	8.63	$—

(1)	The aggregate intrinsic value of options outstanding and options exercisable at beginning of period and as of September 30, 2024 is $0, as all options are out of the money.

During the three and nine months ended September 30, 2024, the weighted-average grant-date fair value of the options granted to employees and non-employees was $0 and $312,873, and was $0 and $0 for the three and nine months ended September 30, 2023. Unrecognized compensation expense related to employees and non-employees was $687,397 as of December 31, 2023. The options granted in May 2022 were vested 100% at time of grant. The options granted in August 2023 began to vest in equal quarterly installments beginning September 30, 2023 and ending June 30, 2026. The options granted in March 2024 vested 50% at time of grant with the remaining shares vesting in 12 equal consecutive quarterly installments commencing June 30, 2024 and becoming fully vested on March 31, 2027.

The following table summarizes the Company’s RSU activity under the 2021 Incentive Award Plan:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	366	$180,072
Granted	161	73,094
Vested	(509)	(244,994)
Forfeited	—	—
Nonvested as of September 30, 2024	18	$8,172

There was $97 of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 0.00 years.

The fair value of the Prefunded and Series A and B warrants is calculated using a model that requires a number of assumptions, of which the most significant are the expected warrant term and volatility. The Prefunded warrants are valued using a Black Scholes analysis model. The Series A and B Warrants are valued for all dates using a Monte Carlo simulation.

The Company has computed the fair value of all Series A Warrants and Series B Warrants granted through September 30, 2024 using the following assumptions:

	Series A	Series B
Expected volatility	154.7%	154.7%
Expected dividends	None	None
Expected term (in years)	4.99	7.00
Risk free rate	4.43%	3.58%

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of September 30, 2024:

Warrants	7,969
Warrants – Series A	5,301,592
Warrants – Series B	1,032,198
Stock Options – 2021 Incentive Award Plan	11,729
RSUs	21
Total shares of common stock reserved for future issuance	6,353,509

10 – Income Taxes

The Company has incurred losses and consequently recorded no provision beyond the minimum or base tax rate for state or federal income taxes for the three and nine months ended September 30, 2024. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of September 30, 2024 and December 31, 2023, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate. For the three and nine months ended September 30, 2024, the Company accrued $460 and $1,380 for 2024 state income taxes, respectively, and for the three and nine months ended September 30, 2023, the Company accrued a net (after refund from the prior year) of $1,380 and $1,341, respectively.

11 – 401(k) Plan

The Company adopted a 401(k) Plan for the benefit of its employees. Employees may contribute to the 401(k) Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

12 – Related Party Transactions

As of September 30, 2024 and December 31, 2023, related-party transactions consisted of the issuance and repayment of the Notes. See Note 6 – “Stockholder Promissory Notes” in this Quarterly Report for additional information about the Notes.

13 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2024, the date of the most recent Balance Sheets, through November 12, 2024, the date the unaudited financial statements were issued.

Series A Warrants and Series B Warrants Exercises

As of November 12, 2024, 3,232 Series A Warrants for 14,900 shares of common stock and 35,587,468 Series B Warrants for 951,790 shares of common stock have been exercised since September 30, 2024. As of November 12, 2024, 114,996,768 Series A Warrants and 3,075,000 Series B Warrants are outstanding.

Nasdaq Listing Requirement

On October 23, 2024, the Company received a letter from Nasdaq Office of General Counsel stating that the Company had regained compliance with the minimum bid price continued listing requirements in Listing Rule 5550(a)(2) and that the Company is therefore in compliance with the Nasdaq Capital Market’s listing requirements. Consequently, the scheduled hearing before the Hearings Panel on October 24, 2024, was canceled. The Company’s common stock continues to be listed and traded on The Nasdaq Capital Market.

Adjustment to Series A Warrant Exercise Price and Series B Warrants Reset Price

On October 14, 2024, the 11th trading day following stockholder approval, the per share exercise price under the Series A Warrants was adjusted from $24.0 to $5.206 (representing 20% of the Nasdaq Minimum Price, post-Reverse Stock Split), in accordance with their terms. The reset price under the Series B Warrants was adjusted to $5.206 (representing 20% of the Nasdaq Minimum Price, post-Reverse Stock Split), in accordance with their terms. Such adjustments to the Series A Warrants and Series B Warrants are referred to within this Quarterly Report, collectively and as applicable, as the “Adjustment.”

Reverse Stock Split and Reverse Stock Split True-Up Payment

Effective as of 5:00 p.m. Pacific Time on October 8, 2024 (the “Effective Date”), the Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”), which was approved by the Board of Directors on September 27, 2024, following stockholder approval at the 2024 Annual Meeting. No fractional shares of common stock were issued as a result of the Reverse Stock Split and instead each holder of common stock who was otherwise entitled to receive a fractional share as a result of the Reverse Stock Split received one whole share of common stock in lieu of such fractional share. As a result of this, 210,668 shares were issued on or before October 17, 2024. In addition, the Reverse Stock Split effected a reduction in the number of shares issuable pursuant to the Company’s equity awards, warrants and non-plan options outstanding as of the Effective Date of the Reverse Stock Split, and a corresponding increase in the respective exercise prices, conversion prices, reset prices and the like thereunder. In conjunction with the Reverse Stock Split, the derivative liability has been relieved.

As a result of the VWAP of the common stock during the five trading days before and after the Reverse Stock Split, the Reverse Stock Split cash true-up payment provision in the Series A Warrants, which is capped at $5 million in the aggregate under all Series A Warrants, was triggered, but the payment of the Reverse Stock Split cash true-up payment is currently suspended in accordance with the terms of the Series A Warrants.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes for the three and nine months ended September 30, 2024 and 2023 included in Part 1, Item 1, “Financial Statements,” within this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited consolidated financial statements and related notes for the fiscal years ended December 31, 2023 and 2022, included in Part II, Item 8, “Financial Statements and Supplementary Data,” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Annual Report”). Certain statements included in this discussion and analysis constitute “forward-looking statements” that are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Item 1A “Risk Factors” of Part II of this Quarterly Report. Please also see the information under the heading “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this Quarterly Report. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this section may not sum due to rounding.

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

COMPETITIVE STRENGTHS

We believe the following strengths differentiate Expion360 and create long-term, sustainable competitive advantages:

Superior Capacity to Lead-Acid Competitors

Lead-acid batteries have historically been the standard in RV and marine transportation vehicles. Our lithium-ion batteries offer superior capacity to our lead-acid competitors with an expected lifespan of approximately 12 years— three to four times the lifespan of certain lead-acid batteries and with ten times the number of charging cycles. Furthermore, we believe that our typical battery provides three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like the Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a 1C rate).

In addition, we offer a 4.5 Ah 26650 lithium-ion phosphate battery cell, which allows us to increase energy density by over 32% compared to traditional 3.4 Ah 26650 cells.

Expansion into New Markets

We include our e360 SmartTalk, an innovative mobile app, in many of our battery models that allows the seamless integration and management of e360 Bluetooth-enabled LiFePO4 batteries. The technology enables users to wirelessly monitor and manage e360 batteries, providing a view of individual battery conditions and performance as well as a comprehensive view of an entire power bank consisting of multiple e360 batteries. The 48 Volt GC2 LiFePO4 battery was our first e360 SmartTalk Battery for powering electric golf carts and other light electric vehicles (“LEVs”).

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

In January 2024, we introduced our next generation 12V GC2 and Group 27 series LiFePO4 batteries. The new versions now include higher amp-hour options (4.0Ah and 4.5Ah cell technology) and the latest advancements in power technology features, including Expion360’s proprietary Vertical Heat Conduction™ internal heating, Bluetooth® and controller area network (“CAN Bus”) communication. We began taking pre-orders of the new 12V GC2 and Group 27 batteries in the first quarter of 2024.We began delivering to customers in the second quarter of 2024.

In July 2024, we launched our new Edge battery. The slim design adds greater flexibility during installation and comes in either 12V or 48V versions. We are seeing high customer interest and started shipping the new Edge in July 2024.

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

RECENT DEVELOPMENTS

Chief Operating Officer Medical Leave of Absence

Effective November 16, 2024, Paul Shoun, the Company’s Co-Founder, President, Chief Operating Officer, and Chairman of the Board, will be taking a temporary medical leave of absence from his duties as Chief Operating Officer. Mr. Shoun will continue to perform his duties as President and Chairman of the Board.

The Company currently anticipates that Mr. Shoun will resume his responsibilities as Chief Operating Officer in February 2025. During his absence, as of November 16, 2024, Carson Heagen, the Company’s current Vice President of Operations, will be temporarily assuming the duties of Chief Operating Officer.

Mr. Heagen, age 34, brings 10+ years of experience in business management, operations, finance, supply chain management, product development, and ERP systems. Since joining the Company in April 2021 as the Director of Finance, Mr. Heagen quickly advanced to Vice President of Operations by November 2021. Mr. Heagen oversees the Company’s international supply chain and manufacturing, warehouse, and logistics operations, serves as the Company’s NetSuite ERP administrator, and manages the Company’s marketing initiatives. Prior to joining the Company, Mr. Heagen served as Purchasing and Supply Chain Manager at Stout Tanks & Kettles from January 2020 to April 2021 and Purchasing, Logistics, and Customer Service Manager at Tensility International Corporation from January 2017 to December 2019. Mr. Heagen’s previous experience highlights his experience in optimizing global supply chains and managing operations for tech-focused companies. Mr. Heagen holds a double BBA in Business Administration and Management and Entrepreneurial Management from Boise State University’s College of Business and Economics.

There are no arrangements or understandings between Mr. Heagen and any other person pursuant to which he was selected to temporarily assume the responsibilities of Chief Operating Officer. There are no family relationships between Mr. Heagen and any director or executive officer, nor any relationships required to be reported pursuant to Item 404(a) of Regulations S-K.

Reverse Stock Split and Reverse Stock Split True-Up Payment

Effective as of 5:00 p.m. Pacific Time on October 8, 2024 (the “Effective Date”), the Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”), which was approved by the Board of Directors on September 27, 2024, following stockholder approval at the 2024 Annual Meeting. No fractional shares of common stock were issued as a result of the Reverse Stock Split and instead each holder of common stock who was otherwise entitled to receive a fractional share as a result of the Reverse Stock Split received one whole share of common stock in lieu of such fractional share. As a result of this, 210,668 shares were issued on or before October 17, 2024. In addition, the Reverse Stock Split effected a reduction in the number of shares issuable pursuant to the Company’s equity awards, warrants and non-plan options outstanding as of the Effective Date of the Reverse Stock Split, and a corresponding increase in the respective exercise prices, conversion prices, reset prices and the like thereunder. In conjunction with the Reverse Stock Split, the derivative liability has been relieved, and the expense of $5.9 million in Other Expense was reversed to result in no annual expense.

As a result of the VWAP of the common stock during the five trading days before and after the Reverse Stock Split, the Reverse Stock Split cash true-up payment provision in the Series A Warrants, which is capped at $5 million in the aggregate under all Series A Warrants, was triggered, but the payment of the Reverse Stock Split cash true-up payment is currently suspended in accordance with the terms of the Series A Warrants.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

August 2024 Public Offering

On August 8, 2024, the Company sold in a public offering (the “August 2024 Public Offering”), (i) 33,402,000 common units (the “Common Units,” Pre-Reverse Stock Split), each consisting of one share of common stock, two Series A warrants each to purchase one share of common stock (pre-Reverse Stock Split and pre-Adjustment, and each, a “Series A Warrant”) and one Series B warrant to purchase such number of shares of common stock as determined in the Series B warrant (each, a “Series B Warrant”), and (ii) 16,598,000 pre-funded units (the “Pre-Funded Units,” and together with the Common Units, the “Units,” Pre-Reverse Stock Split), each consisting of one pre-funded warrant to purchase one share of common stock (each, a “Pre-Funded Warrant”), two Series A Warrants, and one Series B Warrant, through the Underwriter.

In addition, the Company granted the Underwriter a 45-day option to purchase additional shares of common stock and/or Pre-Funded Warrants and/or Series A Warrants and/or Series B Warrants, representing up to 15% of the number of the respective securities sold in the August 2024 Public Offering, solely to cover over-allotments, if any. The Underwriter partially exercised its over-allotment option with respect to 15,000,000 Series A Warrants and 7,500,000 Series B Warrants (Pre-Reverse Stock Split).

The Common Units were sold at a price of $0.20 per unit and the Pre-Funded Warrants were sold at a price of $0.199 per unit (Pre-Reverse Stock Split).

The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (pre-Reverse Stock Split) and could be exercised at any time until all Pre-Funded Warrants are exercised in full. As of September 30, 2024, all Pre-Funded Warrants have been exercised.

Each Series A Warrant is exercisable at any time or times beginning on September 30, 2024, which was the first trading day following the Company’s notice to the Series A Warrant holders of stockholder approval received at the Company’s annual meeting of stockholders held on September 27, 2024 (the “2024 Annual Meeting”), and will expire five years from such date. Each Series A Warrant was initially exercisable at an exercise price of $24.00 per share of common stock (post-Reverse Stock Split). The exercise price of the Series A Warrants was subject to reduction on the 11th trading day after the stockholder approval to the greater of the lowest daily volume weighted average price (“VWAP”) during the ten trading day period following the stockholder approval and the floor price of $5.206 (representing 20% of the lower of our common stock’s closing price on The Nasdaq Capital Market on the date that we priced the August 2024 Public Offering,, post-Reverse Stock Split) or our common stock’s average closing price on The Nasdaq Capital Market for the five trading days ending on such date (such lower price, without giving effect to such 20% reduction, the “Nasdaq Minimum Price”), and the number of shares issuable upon exercise would be proportionately adjusted such that the aggregate exercise price would remain unchanged. As of September 30, 2024, there would have been 5,301,592 shares of common stock (post-Reverse Stock Split and assuming the Adjustment had occurred on September 30, 2024) issuable upon exercise of the Series A Warrants as of that date. Subsequent to September 30, 2024, the exercise price under the Series A Warrants was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price, post-Reverse Stock Split), beginning on October 14, 2024, the 11th trading day following stockholder approval. As of November 12, 2024, 14,900 shares of Common stock have been issued upon exercise of Series A Warrants and 5,286,692 shares of Common stock remain issuable upon exercise of Series A Warrants.

Each Series B Warrant was exercisable immediately upon issuance at an exercise price of $0.10 per share (post-Reverse Stock Split). The number of shares of common stock issuable under the Series B Warrants were subject to adjustment using a reset price based on the weighted average price of common stock over a rolling five-trading-day period between the issuance date of the Class B Warrants and the close of trading on the tenth trading day following stockholder approval, subject to certain floor prices. As of September 30, 2024, 342,588 shares of Common stock (post-Reverse Stock Split) had been issued upon exercise of Series B Warrants and there were 1,032,198 shares of Common stock (post-Reverse Stock Split) issuable upon exercise of Series B Warrants based on the reset price of $5.45 (representing the lowest arithmetic average of the daily VWAP during the 5 trading day period from September 12, 2024 through September 18, 2024. Effective October 8, 2024, after market close, a reverse stock split occurred and as of November 12, 2024, 87,384 shares of common stock remain issuable upon exercise of Series B Warrants using the reset price, which was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price (post-Reverse Stock Split and post-Adjustment).

Pursuant to an underwriting agreement by and between the Company and the Underwriter, the Company paid the Underwriter a total cash underwriting discount of $700,000, equal to 7% of gross proceeds received in the August 2024 Public Offering, reimbursement for Underwriter expenses of $100,000, equal to 1% of gross proceeds received, and reimbursement for road show, diligence, legal fees and disbursements of $100,000, equal to 1% of gross proceeds received, as well as $5,000 for investor counsel fee, totaling $905,000 in cash fees deducted from cash proceeds.

Payoff of 3i Note

On August 8, 2024, in connection with the closing of the August 2024 Public Offering, the Company repaid that certain senior unsecured convertible note (the “3i Note”) issued to 3i, LP, and the Company’s obligations under the 3i Note were fully satisfied and discharged.

Termination of Equity Line of Credit

In connection with the August 2024 Public Offering, the Company and Tumim Stone Capital, LLC (“Tumim”) mutually agreed to terminate that certain Common Stock Purchase Agreement, dated December 27, 2023 (the “Common Stock Purchase Agreement”), effective immediately upon the closing of the August 2024 Public Offering.

Termination of Right of First Refusal

On July 1, 2024, the Company entered into a Mutual Termination Agreement (the “Termination Agreement”) with Alexander Capital L.P. (“Alexander”), pursuant to which the parties agreed to terminate a certain provision in that certain underwriting agreement, dated March 31, 2022, between the Company and Alexander, as representative of the underwriters, which granted Alexander a right of first refusal to act as the Company’s financial advisor, book-runner, book-running manager, manager, placement agent, or underwriter in connection with any transaction contemplated or consummated by us (the “ROFR Provision”). In exchange for the termination of the ROFR Provision, and in connection with the closing of the August 2024 Public Offering, the Company made a cash payment to Alexander in the amount of $400,900.

New Products

In May 2024, we announced the launch of our Edge™ battery, which is designed for off-grid enthusiasts, bringing a new Expion360 option designed with performance, reliability, and versatility in mind. The slim design adds greater flexibility during installation and comes in either 12V or 48V versions. We began taking pre-orders of our Edge battery in the second quarter of 2024. We began shipping the Edge in July 2024.

Key Factors AND TRENDS Affecting Our BUSINESS AND Results OF OPERATIONS

We believe there are several important factors that have impacted and will continue to impact our business, financial condition, and results of operations.

Consumer Demand

Although our sales are primarily generated from dealers, wholesalers, and OEMs focused on the RV and marine markets, the demand for our products from these customers depends on consumer demand. Our sales are completed on a purchase order basis, and most are without firm, long-term revenue commitments or sales arrangements, which we expect to continue going forward. Accordingly, our growth prospects and future sales are subject to risks and uncertainties related in part to consumer demand for our products, which is affected by a number of factors, including fuel costs, discretionary spending, macroeconomic conditions, including inflation, changes in tariffs and interest rates, geopolitical pressures, and volatility in the RV [and marine] markets. For instance, during the COVID-19 pandemic, the increased adoption of the RV lifestyle benefited battery suppliers. However, in recent years we have seen a rise in fuel costs, higher interest rates, and other changes in macroeconomic conditions, which have resulted in decreased consumer spending decisions which is affecting our industry. These conditions may continue to have a negative effect on our business, financial condition, and results of operations.

While RV and marine applications drive current revenues, in December 2023, we announced our plans to enter the home energy storage market with our introduction of two LiFePO4 battery storage solutions. Our e360 Home Energy Storage System aims to provide a cost-effective, low barrier of entry, flexible system for those looking to power their homes via solar energy, wind, or grid back-up. The success of our strategy depends on (i) continued growth of these addressable markets in line with our expectations, and (ii) our ability to successfully enter these markets with commercially viable products. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. We may lack the resources to execute our plans in home energy storage. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

Expion360 has recently added several new distributors and OEM customers in RV and marine markets. Management believes that orders resulting from these new relationships will result in significant new revenue for 2025.

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

Product and Customer Mix

As of September 30, 2024, we sell 14 models of LiFEPO4 batteries, the Aura 600, and individual or bundled accessories for battery systems. Our products are sold to different customers (i.e., dealers, wholesalers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins, which could decrease our margins and negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operation. As we introduce new products, we may see a change in product and sales channel mix which could result in period-to-period fluctuations in our overall gross margin.

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

New technologies are rapidly emerging in the markets where we conduct business and many new energy storage technologies have been introduced over the past several years. Our ability to achieve significant and sustained penetration of key developing markets, including the RV, marine, residential energy storage, and small commercial energy storage markets, will depend upon our success in developing these and other technologies, either independently, through joint ventures, or through acquisitions, which in each case may require significant capital and commitment of resources to research and development. Accordingly, we may need to seek additional debt and equity financing to fund our research and development efforts and planned growth.

Certifications

We have completed the final requirements to obtain UL Safety Certifications on our new 12V Group 27 100Ah and 132Ah batteries, and on our 12V GC2 battery. Now that these certifications have been completed, all of the batteries produced by us will have a UL Safety Certification, emphasizing our commitment to quality, safety and service for our customers.

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

Interest Expense and Other Expense (Income)

Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 10.0% and amortization of convertible note costs. The amortized convertible note costs were $334,000 and $667,000 for the three and nine months ended September 30, 2024, respectively, and include all associated expenses due to the convertible note being paid off in August, 2024. The costs were $0 for each of the same periods in 2023.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions, which require recognition of the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. We have concluded that there were no material unrecognized tax benefits as of September 30, 2024 or December 31, 2023.

Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our balance sheet at September 30, 2024 or December 31, 2023 and did not recognize any interest and/or penalties in our statement of operations for the three and nine months ended September 30, 2024 and 2023, since there are no material unrecognized tax benefits. We do not expect any material change to the amount of unrecognized tax benefits to occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.9	75.0	80.3	73.3
Gross profit	12.1	25.0	19.7	26.8
Selling, general, and administrative expenses	150.9	121.2	172.8	124.2
Loss from operations	(138.7)	(96.2)	(153.1)	(97.5)
Other expense — net	495.6	(0.3)	210.3	5.4
Loss before income taxes	(634.4)	(95.9)	(363.4)	(102.9)
Net loss	(634.4)	(96.0)	(363.5)	(102.9)

Net sales for the three months ended September 30, 2024 decreased by $501,000, or 26.5%, compared to the three months ended September 30, 2023. Net sales were $1.4 million for the three months ended September 30, 2024 and $1.9 million for the three months ended September 30, 2023.

Net sales for the nine months ended September 30, 2024 decreased by $1.5 million, or 29.0%, compared to the nine months ended September 30, 2023. Net sales were $3.6 million for the nine months ended September 30, 2024 and $5.1 million for the nine months ended September 30, 2023.

The decrease in net sales was primarily attributable to the lingering effects of the downturn in the RV market, combined with customers limiting orders in anticipation of the availability of our new products with enhanced features.

Cost of Sales

Cost of sales for the three months ended September 30, 2024 decreased by $197,000, or 13.9%, compared to the three months ended September 30, 2023. Cost of sales was $1.2 million for the three months ended September 30, 2024 and $1.4 million for the three months ended September 30, 2023. Cost of sales as a percentage of sales increased by 12.9% in the three months ended September 30, 2024 compared to the prior year period.

During the three months ended September 30, 2024, we liquidated some non-core product, which was a factor in reducing leased warehouse space. If we had not done the liquidation, cost of sales would have decreased by $303,000, or 21.3%, compared to the three months ended September 30, 2023. Cost of sales would have been $1.1 million for the three months ended September 30, 2024 and $1.4 million for the three months ended September 30, 2023. Cost of sales as a percentage of sales would have increased by 7.9% in the three months ended September 30, 2024 compared to the prior year period.

Total cost of sales for the nine months ended September 30, 2024 decreased by $829,000, or 22.1%, compared to the nine months ended September 30, 2023. Cost of sales were $2.9 million for the nine months ended September 30, 2024 and $3.8 million for the nine months ended September 30, 2023. Cost of sales as a percentage of sales increased by 7.1% in the three months ended September 30, 2024 compared to the prior year period.

During the nine months ended September 30, 2024, we liquidated some non-core product, which was a factor in reducing leased warehouse space. If we had not done the liquidation, cost of sales would have decreased by $935,000, or 24.9%, compared to the nine months ended September 30, 2023. Cost of sales would have been $2.8 million for the nine months ended September 30, 2024 and $3.8 million for the nine months ended September 30, 2023. Cost of sales as a percentage of sales would have increased by 5.1% in the nine months ended September 30, 2024 compared to the prior year period.

The percentage increase in cost of sales for both periods was primarily related to the decrease in net sales resulting in higher fixed overhead costs per unit, as well as the liquidation of non-core product increasing our cost of sales above what they would have been without the liquidation.

Gross Profit

Our gross profit for the three months ended September 30, 2024 decreased by $304,000, or 64.3%, compared to the three months ended September 30, 2023. Gross profit was $169,000 for the three months ended September 30, 2024 and $473,000 for the three months ended September 30, 2023. Gross profit as a percentage of sales decreased by 12.9% for that period, representing 12.1% for the three months ended September 30, 2024 and 25.0% for the three months ended September 30, 2023.

During the three months ended September 30, 2024, we liquidated some non-core product, which was a factor in reducing leased warehouse space. If we had not done the liquidation, gross profit would have decreased by $242,000, or 51.3%, compared to the three months ended September 30, 2023. Gross profit would have been $230,000 for the three months ended September 30, 2024 and $473,000 for the three months ended September 30, 2023. Gross profit as a percentage of sales would have decreased by 7.9% in the three months ended September 30, 2024 compared to the prior year period.

Our gross profit for the nine months ended September 30, 2024 decreased by $654,000, or 47.7%, compared to the nine months ended September 30, 2023. Gross profit was $717,000 for the nine months ended September 30, 2024 and $1.4 million for the nine months ended September 30, 2023. Gross profit as a percentage of sales decreased by 7.1% for that period, representing 19.7% for the nine months ended September 30, 2024 and 26.8% for the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, we liquidated some non-core product, which was a factor in reducing leased warehouse space. If we had not done the liquidation, gross profit would have decreased by $592,000, or 43.2%, compared to the nine months ended September 30, 2023. Gross profit would have been $778,000 for the nine months ended September 30, 2024 and $1.4 million for the nine months ended September 30, 2023. Gross profit as a percentage of sales would have decreased by 5.1% in the nine months ended September 30, 2024 compared to the prior year period.

The decrease in gross profit for both periods was primarily attributable to decreases in sales which drove higher fixed overhead costs per unit, as well as the liquidation of non-core product increasing our cost of sales above what they would have been without the liquidation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 decreased by $194,000, or 8.5%, compared to the three months ended September 30, 2023. Selling, general and administrative expenses were $2.1 million for the three months ended September 30, 2024 and $2.3 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, fees related to repayment of the 3i Note and termination of the lease, categorized as “other,” made up the majority of the increase, while decreases in legal and professional fees accounted for the largest reduction in expenses, along with a reduction in salaries and benefits.

Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased by $73,000, or 1.2%, compared to the nine months ended September 30, 2023. Selling, general and administrative expenses were $6.3 million for the nine months ended September 30, 2024 and $6.4 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, fees related to repayment of the convertible note and termination of the lease, categorized as “other,” made up the majority of the increase, while decreases in legal and professional fees accounted for the largest reduction in expenses.

Presented in the table below is the composition of selling, general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Salaries and benefits	$743,347	$922,110	$2,555,403	$2,547,848
Legal and professional	321,963	586,183	1,239,413	1,608,428
Sales and marketing	242,515	238,163	710,898	690,995
Rents, maintenance, utilities	106,001	137,390	391,426	432,191
Software, fees, tech support	68,959	62,795	207,590	167,976
Research and development	68,617	145,111	228,782	316,369
Insurance	63,441	43,513	201,514	110,055
Depreciation	40,346	47,033	125,883	135,480
Travel expenses	35,823	51,298	113,934	159,438
Supplies	7,683	11,719	21,076	50,431
Other	397,773	45,640	494,283	144,303
Total	$2,096,468	$2,290,955	$6,290,202	$6,363,514

Other Expense / (Income

Our other expense / (income) for the three months ended September 30, 2024 and 2023 was $6.9 million and $(6,000), respectively. Other expense for the three months ended September 30, 2024 was primarily made up of the change in fair value of the warrants issued as part of the Aegis financing, along with interest expense and settlement expense. Other income in the three months ended September 30, 2023 was almost entirely interest income, and other expense was entirely made up of interest expense.

Our other expense for the nine months ended September 30, 2024 and 2023 was $7.7 million and $276,000, respectively. Other expense for the nine months ended September 30, 2024 was primarily made up of the change in fair value of the warrants issued as part of the Aegis financing, along with interest expense and settlement expense.

Other expenses for the nine months ended September 30, 2023 was primarily settlement expense, along with interest expense, partially offset by interest income.

During the three months ended September 30, 2024 and 2023, change in fair value of warrants totaled $5.9 million and $0, respectively, settlement expense totaled $401,000 and $0, respectively, while interest expense totaled $468,000 and $27,000, respectively. During the nine months ended September 30, 2024 and 2023, change in fair value of warrants totaled $5.9 million and $0, respectively, settlement expense totaled $710,000 and $282,000, respectively, interest income totaled $60,000 and $101,000, respectively, and interest expense totaled $972,000 and $92,000, respectively.

Net Loss

Our net loss for the three months ended September 30, 2024 and 2023 was $8.8 million and $1.8 million, respectively. Our net loss for the nine months ended September 30, 2024 and 2023 was $13.2 million and $5.3 million, respectively. The increase in net loss for both periods was primarily the result of lower net sales and higher other expenses due to change in fair value of warrants and settlement expense for the period ended September 30, 2024. Additionally, for the nine months ended September 30, 2024, we recognized $7.5 million in non-cash operating costs, including $5.9 million in increase in derivative liability and $667 in amortization of convertible note costs. For the nine months ended September 30, 2023, we recognized $580,000 in non-cash operating costs, including $252,000 for stock-based settlement expense, $190,000 in stock-based compensation, and $154,000 for depreciation.

CASH FLOWS

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(6,649,331)	$(4,207,717)
Net cash provided by investing activities	$122,061	$16,578
Net cash provided by / (used in) financing activities	$5,919,749	$(99,209)

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

We generated negative cash flows from operating activities of $6.6 million for the nine months ended September 30, 2024, compared to negative cash flows of $4.2 million for the same period in 2023. Factors affecting operating cash flows during both periods included:

●	For the nine months ended September 30, 2024, our loss of $13.2 million was reduced by non-cash transactions including an increase in derivative liability of $5.9 million, amortization of convertible note costs of $667,000, and stock-based compensation of $546,000. For the nine months ended September 30, 2023, our loss of $5.3 million was reduced by non-cash transactions including a stock-based settlement of $252,000, stock-based compensation of $190,000, and depreciation of $154,000.
●	Cash used for inventory and prepaid inventories decreased by $460,000 and $372,000 for the nine months ended September 30, 2024 and 2023, respectively. The increase in 2024 is due to the timing of purchases—there was an increase of $1.2 million of in-transit inventory offset by a decrease of $460,000 of inventory. The increase is primarily due to the timing of significant purchases and prepayments of inventory to Asian suppliers. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required.
●	Cash used for an increase in accounts receivable was $284,000 and $156,000 for the nine months ended September 30, 2024 and 2023, respectively. Sales are generally collected within 30 to 45 days. These changes are mainly due to the timing of invoices and payments before and after the end of the period.
●	Cash used for an increase in prepaid expenses and other current assets was $89,000 and $46,000 for the nine months ended September 30, 2024 and 2023, respectively. This increase was primarily due to increases in receivables from the sale of some fixed assets as well as an increase in prepaid freight, duties, and import fees.

Net cash provided by investing activities

Cash provided by investing activities was $122,000 and $17,000 for the nine months ended September 30, 2024 and 2023, respectively. Purchases of $11,000 in 2024 were for quality assurance equipment and purchases of $20,000 in 2023 included $11,000 for quality assurance testing equipment and $9,000 for improvements on vehicles. We sold three vehicles as well as fixed assets associated with the property for which we terminated the lease during the nine months ended September 30, 2024, and sold one vehicle during the nine months ended September 30, 2023.

Net cash provided by / (used in) financing activities

Cash provided by financing activities was $5.9 million for the nine months ended September 30, 2024 and cash used in financing activities was $99,000 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we received net proceeds from issuance of common stock of $9.5 million and from issuance of warrants of $31,000, offset by principal payments on the 3i Note of $2.8 million, principal payments on long-term debt of $109,000, and principal payments on stockholder promissory notes of $763,000. For the nine months ended September 30, 2023, we made principal payments on long-term debt of $149,000, which was offset by net cash proceeds of $50,000 from the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our operations have been financed primarily through net proceeds from sales of our Common stock and equity and debt financings. As of September 30, 2024 and December 31, 2023, our current assets exceeded current liabilities by $2.0 million and $4.3 million, respectively, and we had cash and cash equivalents of $3.3 million and $3.9 million, respectively.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, and capital expenditures related to assembly line expansion.

As of September 30, 2024, we expect our short-term liquidity requirements to include (a) principal debt payments totaling approximately $32,000 net of amortization and (b) lease obligation payments of approximately $317,000, including imputed interest.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for eighteen months.

Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish our long-term business plans over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us. For the three and nine months ended September 30, 2024 and 2023, we sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern within twelve months from the date of issuance of the financial statements for the quarterly period ended September 30, 2024. However, we are working to address our cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses. Refer to the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A, “Risk Factors” in our Annual Report.

Financings

August 2024 Public Offering

On August 8, 2024, the Company sold in the August 2024 Public Offering, (i) 33,402,000 Common Units, each consisting of one share of common stock, two Series A Warrants and one Series B Warrant, and (ii) 16,598,000 Pre-Funded Units, each consisting of one Pre-Funded Warrant, two Series A Warrants, and one Series B Warrant, through the Underwriter. The Common Units were sold at a price of $0.20 per unit and the Pre-Funded Warrants were sold at a price of $0.199 per unit (pre-Reverse Stock Split). Additionally, the Underwriter partially exercised its over-allotment option with respect to an additional 15,000,000 Series A Warrants and 7,500,000 Series B Warrants (pre-Reverse Stock Split and pre-Adjustment). The August 2024 Public Offering resulted in net proceeds of approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of September 30, 2024, all 16,598,000 Pre-Funded Warrants have been exercised, 0 Series A Warrants have been exercised, and 18,837,530 Series B Warrants have been exercised. See section above entitled “Recent Developments” in this Quarterly Report for further information on the August 2024 Public Offering.

Convertible Note Financing

On December 27, 2023, we entered into a securities purchase agreement with 3i, pursuant to which we sold, and 3i purchased, the 3i Note in the aggregate original principal amount of $2,750,000 (the “Convertible Note Financing”). The gross proceeds to us were $2.5 million, prior to the payment of legal fees and transaction expenses. On August 8, 2024, in connection with the closing of the August 2024 Public Offering, the Company repaid the 3i Note, and the Company’s obligations under the 3i Note were fully satisfied and discharged. Prior to the closing of the August 2024 Public Offering, the Company had issued 415 shares of common stock (post-Reverse Stock Split) for the payment of $90,839 in interest

Equity Line of Credit

On December 27, 2023, we entered into the Common Stock Purchase Agreement, pursuant to which we had the right, but not the obligation, to sell to Tumim, and Tumim was obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common stock and (b) the Exchange Cap (as defined in the purchase agreement) (the “Equity Line of Credit”). In connection with the August 2024 Public Offering, the Company and Tumim mutually agreed to terminate the Equity Line of Credit, effective immediately upon the closing of the August 2024 Public Offering. Prior to the closing of the August 2024 Public Offering, the Company had sold 4,336 shares of common stock (post-Reverse Stock Split) under the Equity Line of Credit for an aggregate amount of $828,491, of which $434,958 was used to repay a portion of the balance under the 3i Note, consisting of $380,042 to the loan principal, $34,204 to interest, and $20,712 as a redemption premium.

Stockholder Promissory Notes

Stockholder promissory notes had an outstanding principal balance of $0 as of September 30, 2024, as they were repaid in August 2024. See Note 6 – “Stockholder Promissory Notes” in this Quarterly Report for further information on stockholder promissory notes.

Vehicle Financing Arrangements

As of September 30, 2024, we had three notes payable to GM Financial for vehicles. In addition, a commercial line secured in April 2022 for $300,000 was renewed in April 2023 for an increased amount of $350,000 and renewed again in April 2024 for the same amount. This commercial line may be used to finance vehicle purchases and expires in April 2025. The notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles.

Operating Lease Liabilities

Our estimated future obligations consist of total operating lease liabilities. As of September 30, 2024, we had $867,000 in total operating lease liabilities, including the current portion.

Other Indebtedness

As of September 30, 2024, our long-term debt totaled $240,000, including the current portion, which consists of $144,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $92,000 outstanding under vehicle financing arrangements, and an equipment loan for $4,000.

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

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of September 30, 2024 or December 31, 2023. The Company prepays for inventory purchases from foreign suppliers and includes inventory in transit where title had passed to the Company but had not yet been physically received.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2024, the Company received a staff determination from The Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s common stock from The Nasdaq Capital Market indicating that (i) the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price per share for the Company’s common stock had closed below $1.00 for the previous 30 consecutive business days, and (ii) the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) because, as of September 5, 2024, the Company’s common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days (the “Staff Determination”).

On September 12, 2024, the Company requested an appeal hearing on the Staff Determination from a Hearings Panel (the “Panel”) by filing a hearing request with Nasdaq pursuant to the procedures set forth in the Nasdaq Listing Rules, staying the delisting of the Company’s common stock pending the Panel’s decision.

Upon successful completion of the Reverse Stock Split (as defined in Note 13), the Company received a letter from the Nasdaq Office of General Counsel on October 23, 2024, advising the Company that it had regained compliance with the minimum bid price continued listing requirements in Listing Rule 5550(a)(2) and that the Company is therefore in compliance with Nasdaq’s listing requirements. Consequently, the scheduled hearing before the Panel on October 24, 2024, was cancelled. The Company’s common stock continues to be listed and traded on The Nasdaq Capital Market.

See Note 13 – “Subsequent Events” in this Quarterly Report for additional information about the Reverse Stock Split and the Nasdaq Listing Requirement.

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

We are not aware of any material changes to the risks and uncertainties described in Item 1A, "Risk Factors" in our Annual Report, which are incorporated herein by reference, other than as set forth below.

Risks Related to Our Common Stock and August 2024 Public Offering

Sales of substantial amounts of our securities in the public market could depress the market price of our common stock.

Our common stock is listed for trading on The Nasdaq Capital Market. If our stockholders sell substantial amounts of our common stock in the public market, including the shares of common stock issued or issuable upon the exercise of the Prefunded Warrants, Series A Warrants and Series B Warrants issued in the August 2024 Public Offering, and shares issued as consideration in any future acquisitions, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future.

Although our common stock is listed on The Nasdaq Capital Market, the exchange could subsequently delist our common stock if we fail to comply with ongoing listing standards.

Our common stock currently is listed on The Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remain above $1.00.

On September 6, 2024, as expected, the Company received the Staff Determination from Nasdaq to delist the Company’s securities from The Nasdaq Capital Market.

On September 12, 2024, the Company requested an appeal hearing on the Staff Determination from the Panel by filing the Appeal, staying the delisting of the common stock pending the Panel’s decision.

Upon successful completion of the Reverse Stock Split (as defined in Note 13), the Company received a letter from the Nasdaq staff on October 23, 2024, advising the Company that it had regained compliance with the continued listing requirements in Listing Rule 5550(a)(2) and that the Company is therefore in compliance with Nasdaq’s listing requirements. Consequently, the scheduled hearing before the Panel on October 24, 2024, was cancelled. See “Item I. – Legal Proceedings” in Part II of this Quarterly Report for further information on the Staff Determination and “Note 13 – Subsequent Events” for further information on the Reverse Stock Split.

While the Company’s common shares continue to be listed and traded on The Nasdaq Capital Market, there can be no assurance that the Company will continue to meet Nasdaq listing standards.

Any potential delisting of our common stock from The Nasdaq Capital Market may have materially adverse consequences to our stockholders, including:

●	a reduced market price and liquidity with respect to our shares of common stock, which could make our ability to raise new investment capital more difficult;
●	limited dissemination of the market price of our common stock;
●	limited news coverage;
●	limited interest by investors in our common stock;
●	volatility of the prices of our common stock, due to low trading volume;
●	our common stock being considered a “penny stock,” which would result in broker-dealers participating in sales of our common stock being subject to the regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act;
●	increased difficulty in selling our common stock in certain states due to “blue sky” restrictions; and

limited ability to issue additional securities or to secure additional financing.

The exercise of each Series A Warrant and, to a lesser extent, the Series B Warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.

As of November 12, 2024, 114,996,768 Series A Warrants, exercisable for 5,286,692 shares of common stock, at $5.206 per share (post-Reverse Stock Split and post-Adjustment), and 3,075,000 Series B Warrants exercisable for 87,384 shares of common stock, at $0.10 per share (post-Reverse Stock Split and post-Adjustment) were outstanding as of November 12, 2024. The exercise of the Series A Warrants and, to a lesser extent, the Series B Warrants could result in a substantial increase in the number of shares of common stock outstanding and therefore materially dilute the ownership percentage of currently outstanding shares of common stock.

Provisions of the Series A Warrants and Series B Warrants we sold in the August 2024 Public Offering may discourage an acquisition of us by a third-party.

Certain provisions of the Series A Warrants and Series B Warrants we sold in the August 2024 Public Offering could make it more difficult or expensive for a third-party to acquire us. The Series A Warrants and Series B Warrants each prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the applicable warrants. These and other provisions of the Series A Warrants and Series B Warrants could prevent or deter a third-party from acquiring us even where the acquisition could be beneficial to our investors.

The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to affect a business combination.

To the extent we issue shares of common stock to affect a future business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of the Series A Warrants and, to a lesser extent, the Series B Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such Series A Warrants and Series B Warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, the Series A and Series B Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of a sale, of the shares of common stock underlying the Pre-Funded Warrants, Series A Warrants, and Series B Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the Series A Warrants and Series B Warrants are exercised, our investors may experience dilution to their holdings.

The Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering may have a material adverse impact on our financial condition, may impede our ability to raise additional capital, and may discourage an acquisition of us by a third party

As a result of the VWAP of the common stock during the five trading days before and after the Reverse Stock Split, the Revers Stock Split cash true-up payment provision in the Series A Warrants, which is capped at $5 million in the aggregate under all Series A Warrants, was triggered, but the payment of the Reverse Stock Split cash true-up payment is currently suspended in accordance with the terms of the Series A Warrants. The obligation to make the Reverse Stock Split cash true-up payment could impede our ability to raise additional capital and could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our investors. In the event that the conditions for suspension of the Reverse Stock Split cash true-up payment under the terms of the Series A Warrants become no longer applicable, the payment of the Reverse Stock Split cash true-up payment could have a material adverse impact on our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

Not applicable.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans

Our directors and officers (as defined in Rule4 16a-1 under the Exchange Act) may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our Common stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, which are referred to as Rule 10b5-1 trading arrangements, or they may represent non-Rule 10b5-1 trading arrangements.

During the quarter ended September 30, 2024, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

	Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021.	S-1	3.1	3/31/2022
3.2	Bylaws of the Company currently in effect.	S-1	3.2	3/31/2022
3.3	Amended and Restated Bylaws of the Company, dated August 21, 2024.	8-K	3.1	8/27/2024
4.1	Form of Pre-Funded Warrant	S-1	4.6	7/24/2024
4.2	Form of Series A Warrant	S-1	4.7	7/24/2024
4.3	Form of Series B Warrant	S-1	4.8	7/24/2024
10.1*	Underwriting Agreement, dated August 7, 2024, between the Company and Aegis Capital Corp.	8-K	1.1	8/9/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

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

Date: November 14, 2024	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Greg Aydelott
Greg Aydelott
Chief Financial Officer (Principal Financial and Accounting Officer)