Form 10-K
period 2024-12-31
Expion360 Inc.
filed 2025-03-31
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sale price as reported by The Nasdaq Capital Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.0 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 25, 2025, there were 3,144,468 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to its 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Expion360 Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS and industry data

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections regarding the markets where we operate, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding expected capital expenditures, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Annual Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	We operate in an extremely competitive industry and are subject to pricing pressures.
•	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
•	Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
•	Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers.
•	Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts, could harm our business.
•	Our business and future growth depends on the needs and success of our customers.
•	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales in 2024 and 2023.
•	If we fail to expand our sales and distribution channels, our business could suffer.
•	The uncertainty in global economic conditions could negatively affect our results of operations.
•	We are currently, and will likely continue to be, dependent on our two warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.
•	We could face potential product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.
•	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
•	Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.
•	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
•	Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.
•	If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.
•	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.
•	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
•	Our stock price may fluctuate significantly, and you may lose all or a part of your investment.
•	Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
•	The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.
•	The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
•	The Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering may have a material adverse impact on our financial condition, may impede our ability to raise additional capital, and may discourage an acquisition of us by a third party.
•	Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future results of operations, and we assume no obligation to update or disclose revisions to those estimates. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections.

MARKET, INDUSTRY, AND OTHER DATA

This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our products include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe our internal assumptions are reasonable, no independent source has verified such assumptions.

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

FINANCIAL INFORMATION

Unless otherwise noted, prior period results included in this Annual Report, including share and per share data, as well as stockholders’ equity balances, have been adjusted retroactively, as applicable, to reflect a 1-for-100 reverse stock split, which was effective at 5:00 p.m. Pacific Time on October 8, 2024 (the “Reverse Stock Split”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reverse Stock Split and Reverse Stock Split True-Up Payment” below for additional information about the Reverse Stock Split.

PART I

ITEM 1. BUSINESS

Our Company

Expion360 focuses on the design, assembly, manufacturing, and sale of lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine applications and home energy storage products with plans to expand into industrial applications. Our high-powered, lithium battery solutions incorporate innovative concepts and have been designed to include some of the most dense and minimal-footprint batteries in the RV and marine industries. In addition, in January 2025 we began selling our e360 Home Energy Storage Solutions, which consist of two LiFePO4 battery storage solutions and seek to provide consumers with a cost-effective, low barrier of entry, flexible system to power their homes utilizing solar energy, wind, or grid back-up. We are deploying multiple intellectual property strategies with research and products to sustain and scale our business. This includes design, development and collaboration, using our IP to bring safety, quality and service to our customers. Our customers consist of dealers, wholesalers, private-label customers, and original equipment manufacturers (“OEMs”) who then sell our products to end consumers and drive brand awareness nationally.

Our primary target markets are currently the RV, marine, and home energy storage industries. We believe we are well-positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. We are also focused on expanding into the home energy storage market with the introduction of our e360 Home Energy Storage Solutions, and we hope to establish a new standard in the industry for barrier price, flexibility, and integration with this offering. Along with the RV, marine and home energy storage markets, we aim to provide additional capacities to the expanding electric forklift and industrial material handling markets.

We launched our e360 product line, which is manufactured for the RV and marine industries, in December 2020. The e360 product line, through its sales growth, has shown to be a preferred conversion solution for lead-acid batteries. In December 2023, we announced our entrance into the home energy storage market with our introduction of two LiFePO4 battery storage solutions that enable residential and small business customers to create their own stable micro-energy grid and lessen the impact of increasing power fluctuations and outages. As of January 2025, we have begun shipping orders of our e360 Home Energy Storage Solutions.

We currently operate Expion360 as one reportable business segment, Energy Storage (ES).

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed-oriented design and engineering, strong case materials, and internal and structural layouts, and are backed by responsive customer service.

 Our Market Opportunity

The trend of vehicle electrification is expected to be a significant growth catalyst for lithium compounds over the next decade and beyond. According to ReportLinker, the global light electric vehicle market is growing at a 9.4% compound annual growth rate (“CAGR”) and is expected to reach $122.7 billion by 2027. Similarly, the global golf cart battery market is growing at a 5.9% CAGR and is anticipated to reach $216.5 million by 2031 according to Allied Market Research.

Furthermore, the global RV market was $57.3 billion in 2021, and is anticipated to have a CAGR of 7.6% from 2022 to 2031, with an anticipated market of $117.0 billion by 2031, per Allied Market Research.

In addition, the global residential solar energy storage market is expected to increase from $20.5 billion in 2023, to an anticipated $518.8 billion in 2032, a CAGR of 43.16%, according to Market Data Forecast.

At the intersection of both these trends lies the rapidly expanding lithium battery market. According to IMARC, the market for lithium-ion batteries is projected to grow at 13.2% CAGR to reach $93.3 billion by 2028.

The vast expansion of the lithium battery market can be attributed to global trends promoting clean energy, as well as the compact and flexible nature of lithium battery packs, which make them easy to install in RVs and boats. Our technology, which we believe offers industry-leading battery pack flexibility for the most efficient energy storage, is poised to be able to offer power to these large vehicles such as RVs and recreational boats.

Expion360 is focused on expanding its position in the deep cycle, off-grid, and stationary energy storage markets. According to the Federal Consortium for Advanced Batteries, the United States has five goals in mind to secure battery materials and the U.S. technology supply chain. They include (i) securing access to raw materials; (ii) support of the U.S. materials-processing base; (iii) stimulation of U.S. electrode, cell, and pack manufacturing; (iv) enabling recycling and reuse of critical materials; and (v) support of scientific R&D, STEM education and workforce development. Expion360 is well-positioned to benefit from this national focus.

Lithium-based batteries power our daily lives, from consumer electronics to national defense. They enable electrification of the transportation sector and provide stationary grid storage, critical to developing the clean-energy economy. The U.S. has a strong research community, a robust innovation infrastructure for technological advancement of batteries, and an emerging lithium-based battery manufacturing industry, according to the U.S. Department of Energy.

It is our objective to work closely with federal, state and local governments, as well as private industry to help America be the leader in lithium battery technology.

Competitive Strengths

We believe the following strengths differentiate Expion360 and create long-term, sustainable competitive advantages:

Superior Capacity to Lead-Acid Competitors

Lead-acid batteries have historically been the standard in RV and marine transportation vehicles, but these industries are experiencing a rapid conversion from lead-acid to lithium batteries as the primary method of power sourcing. Our lithium-ion batteries offer superior capacity to our lead-acid competitors with an expected lifespan of approximately 12 years—three to four times the lifespan of certain lead-acid batteries—and ten times the number of charging cycles. Furthermore, our typical battery may provide three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like the Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a 0.1C rate).

In addition, we offer a 4.5 Ah 26650 lithium-ion phosphate battery cell, which allows us to increase energy density by over 32% compared to traditional 3.4 Ah 26650 cells.

Expansion into New Markets

Our proprietary e360 SmartTalk mobile app is included in many of our battery models and allows the seamless integration and management of e360 Bluetooth-enabled LiFePO4 batteries. The technology enables users to wirelessly monitor and manage e360 batteries, providing a comprehensive view of both individual battery conditions and performance, and a power bank consisting of multiple e360 batteries. The 48 Volt GC2 LiFePO4 battery was our first e360 SmartTalk Battery for powering electric golf carts and other light electric vehicles.

In December 2023, we entered the home energy storage market with our introduction of two LiFePO4 battery storage solutions comprising our e360 Home Energy Storage Solution: a wall mounted all-in-one inverter and 10kWh battery and an expandable server rack style battery cabinet system. We believe our new home energy storage product line will benefit from a fast-growing battery energy storage market, which is forecasted by Markets and Markets to grow at a 26.4% CAGR to reach $17.5 billion by 2028. Further, according to Clean Energy Group, approximately 3.2 million homes in the United States have solar panels installed, but only about 6% of residential solar systems have battery storage. Our home energy storage products are currently completing UL testing and certification, as well as other requirements for various Authorities Having Jurisdiction.

In January 2024, we introduced our next generation 12V GC2 and Group 27 series LiFePO4 batteries. These new versions include higher amp-hour options (4.0Ah and 4.5Ah cell technology) and the latest advancements in power technology features, including Expion360’s proprietary Vertical Heat Conduction™ internal heating, Bluetooth®, and controller area network (“CANBus”) communication. We began delivering the new 12V GC2 and Group 27 batteries to customers in the second quarter of 2024.

In July 2024, we launched our new Edge battery, which offers a slim design and adds greater flexibility during installation. The Edge is offered in both 12V and 48V versions. We are seeing high customer interest and started shipping the new Edge in July 2024.

Strong National Retail Customers and Distribution Channels

We have sales relationships with many major RV and marine retailers and plan to use our strong reputation in the lithium battery space to create an even stronger distribution channel. Current and former members of management have used their decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space, including Camping World, a leading national RV retailer; and Meyer Distributing, Inc., a leading national marketer and distributor of automotive and RV specialty products.

Home Energy Integration

We are currently having discussions with integration partners. This is key for the development of our home energy storage products and subsequent sales growth.

Expion360 Products

We have historically focused on the design, assembly, and sales of LiFePO4 batteries and supporting accessories for RV and marine applications, and have recently expanded into home energy storage solutions. Our batteries are designed and engineered in-house using premium lithium iron phosphate cells with quality controls at every step. We use high-grade LiFePO4 batteries meeting the UL 1642 standard (UL File No. MH64383). We believe our materials and engineering enhance the reliability, stability, and safety of our products relative to those of our competitors. We reimagined the standard battery case and included built-in rubber feet, radiused corners, 96.7% larger terminal connection pads, interior molded ribs for structural security, and the highest-grade ABS plastics with additives for fire retardancy. To maximize the power and efficiency of our batteries, we welded our cells via thick copper/tin-machined collector plates, welded all interior pack points, added a press break flange at each end to create a mechanical backbone for the battery monitoring system (“BMS”), used high-grade wiring and ring terminals throughout, and treated connections with industrial epoxy for long-lasting protection. Our internal “smart” BMS design includes multiple safety and performance features, such as low temperature discharge, auto shutoff, short circuit protection, low- and high-voltage shutoffs, and overcurrent disconnect. Our structurally sound BMS board features a bolted design, eliminating all unnecessary solder, resulting in one cohesive pack with a long lifespan. We hold our lithium batteries to high safety standards, which has enabled us to achieve a UL 1973 compliance. We stand by our batteries with a robust 12-year warranty.

To enable us to provide a full range of components to complement our battery offerings, we offer a suite of accessories and components for new installations or conversions which includes but is not limited to chargers, monitors, inverters, and solar components from brands such as Victron Energy and RedArc.

As of December 31, 2024, we offered the following products for sale:

12V Batteries:

•	Group 24:
o	e360 60Ah LiFePO4 battery
o	e360 80Ah LiFePO4 battery
o	e360 95Ah LiFePO4 battery
•	Group 27:
o	e360 100Ah LiFePO4 battery
o	e360 120Ah LiFePO4 battery
o	e360 100Ah LiFePO4 battery with SmartTalk, CANBus, and VHS Internal Heating
o	e360 100Ah LiFePO4 battery with SmartTalk, CANBus, and VHS Internal Heating
•	GC2:
o	e360 162Ah LiFePO4 battery with SmartTalk, CANBus, and VHC Internal Heating
•	EX1 Custom:
o	e360 368Ah LiFePO4 battery
o	e360 368Ah LiFePO4 battery with SmartTalk
o	e360 450Ah LiFePO4 battery with SmartTalk
•	EX2 Edge Custom:
o	e360 240Ah LiFePO4 battery with SmartTalk, CANBus, and VHC Internal Heating

48V Batteries:

•	GC2:
o	e360 36Ah LiFePO4 battery with SmartTalk and CANBus
•	EX2 Edge Custom:
o	e360 60Ah LiFePO4 battery with SmartTalk, CANBus, and VHC Internal Heating
•	3U Server Rack Home Energy Battery:
o	e360 100Ah Home Energy LiFePO4 battery with CANBus

Accessories:

•	Battery Monitors
•	DC-DC Battery Chargers
•	AC-DC Battery Chargers
•	Solar Charge Controller Battery Chargers
•	CANBus Communication Cables
•	120W Portable Solar Panel
•	Industrial Battery Mounting Kits – 10 models
•	Terminal Blocks
•	Bus Bars
•	AURA Powercap 600W Inverter
•	e360 SmartTalk mobile app

As of December 31, 2024, we had the following products in our pipeline:

•	In September 2023, we introduced a new 4.5 Ah 26650 lithium-ion phosphate battery cell and 12 Volt 450 Ah e360 SmartTalk™ lithium-ion battery. We have been regularly shipping the battery to our customers, including OEMs, since March 2024.
•	In December 2023, we introduced a wall mounted all-in-one inverter and 10kW battery and an expandable server rack style battery cabinet system and begun taking orders for the new e360 Home Energy Storage Solutions, which began shipping to customers in January 2025. See the section above titled “Competitive Strengths—Expansion into New Markets” for additional information about the new home energy storage solutions.

Competitors

Our competitors include lithium-ion battery manufacturers, such as Relion (which was acquired by Brunswick Corporation in September 2021); Dragonfly Energy Holdings Corp (Nasdaq: DFLI), the manufacturer of Battle Born Batteries; Renogy; and Dakota Lithium. Lead-acid battery manufactures also continue to have a presence in the marketplace. We have designed custom form factors in both the industry standard Group 24 and Group 27 battery sizes allowing us to visually and structurally differentiate Expion360 within the market space. We believe our custom 360Ah battery also provides a unique capacity to footprint ratio compared to lead-acid and lithium battery competitors. Our batteries utilize lithium iron phosphate and therefore are expected to have a lifespan of approximately 12 years—three to four times that of certain lead-acid batteries—and ten times the number of charging cycles. Furthermore, our typical battery may provide three times the power of the typical lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a 0.1C rate).

Manufacturing and Supply Chain

Our batteries are manufactured by multiple third-party manufacturers located in Asia, which also produce our battery cells. While we do not have long-term purchase agreements with these manufacturers and our purchases are completed on a purchase-order basis, we maintain strong relationships with our manufacturers and cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts). The strength of these relationships has helped us moderate increased supply-related costs associated with inflation, currency fluctuations, and U.S. government tariffs imposed on our imports, and avoid potential shipment delays. We aim to maintain an appropriate level of inventory to satisfy our expected supply requirements. We believe we could locate suitable alternative third-party manufacturers to fulfill our requirements if needed.

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers that meet our approval and quality standards and, as a result, we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. Lithium, which is extracted from mined ore, is a key raw material used to produce our battery cells and, as a result, the cost of our battery cells is dependent on the price and availability of lithium, which may be volatile and unpredictable and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices and/or the need to find alternative suppliers. Our battery cell manufacturers have joint venture factories outside of Asia and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, we have a secondary source for lithium iron phosphate cells used in our batteries from a supplier in Europe, enabling us to source materials outside of Asia in the event it becomes necessary to do so.

In addition to increased mining and newly located reserves, there is an industry push to provide more efficient ways to extract lithium from mined ore. Another development of the past few years is lithium cell recycling. This process will recapture the raw lithium from the cell for reuse in future cells. However, notwithstanding any efforts to improve the sustainability and efficiency of lithium mining, the price of lithium is volatile. We continue to monitor developments that may adversely affect our supply chain.

Management expects that products from our Asian third-party manufacturers will be subject to additional tariffs in 2025. We believe that we can protect our margins through a combination of supplier concessions, customer price increases and efficiencies gained as sales continue to grow.

Customers

We currently have more than 300 customers across the United States consisting of dealers, wholesalers, private-label customers and OEMs who then sell our products to end consumers. Our sales are completed on a purchase order basis and most are without firm, long-term revenue commitments or sales arrangements. Expion360 has sales relationships with many major RV retailers, including Camping World, a leading national RV retailer and Meyer Distributing, Inc., a leading national marketer and distributor of automotive and RV specialty products. In addition, we also sell products directly to end consumers. We intend to continue to focus on our sales and distribution channels to develop existing customer relationships and grow our customer base. We also offer a high level of technical support to our customers before and after product sales.

We currently derive a significant portion of our revenue from a limited number of customers. During the year ended December 31, 2024, sales to one customer accounted for approximately 14% of our gross sales. This customer accounted for 6% of our accounts receivable as of December 31, 2024. Sales to each of our other customers did not exceed 10% during this period. Four other customers accounted for 60% of our accounts receivable as of December 31, 2024.

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

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in an effort to protect our brand, as of December 31, 2024, we have 18 trademarks registered or pending registration to cover our house marks in the United States and have 9 trademarks registered or pending registration in Canada.

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

Our Group 24 and Group 27 batteries and our custom 360Ah battery have passed UL 1973 certification.

Employees

As of December 31, 2024, we had 20 employees, all of whom worked for us full time. None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike, or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Environmental, Health, and Safety

We and our third-party manufacturers and suppliers are, and could become, subject to a wide range of international, federal, state, provincial, and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Although we outsource our manufacturing, the manufacturing of our products by our third-party manufacturers and suppliers require the use of hazardous materials that similarly subject these third parties, and therefore our business, to such environmental laws and regulations. Our failure or the failure of these third parties to comply with these laws or regulations can result in regulatory, civil, or criminal penalties, fines, and legal liabilities, suspension of production, alteration of manufacturing processes, including for our products, reputational damage, and negative impact on our operations or sales of our products and services. Increased compliance costs by our third-party manufacturing partners may also result in increased costs to our business. Our business and operations are also subject to health and safety laws and regulations adopted by government agencies such as the Occupational Safety and Health Administration. Although we believe we are in material compliance with applicable laws concerning matters relating to health, safety, and the environment, the risk of liability relating to these matters cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance nor have we experienced any material issues relating to employee health and safety. See the section titled “Risk Factors” for additional information.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we have elected to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	the requirement that we provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•	reduced disclosure about our executive compensation arrangements;
•	an exemption from the requirement that we hold a non-binding advisory vote on executive compensation or golden parachute arrangements; and
•	an exemption from the auditor attestation in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under SEC rules.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the reduced reporting requirements available to smaller reporting companies and will be able to take advantage of these reduced reporting requirements for so long as our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Company Information

Expion360 Inc. was initially organized as a limited liability company under the name Yozamp Products Company, LLC in the State of Oregon on June 16, 2016 and converted to a Nevada corporation on November 16, 2021.

Our website is found at expion360.com and on the Investor Relations section of our website, we post or will post, as applicable, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves significant risk and uncertainty. Before you make a decision to buy our common stock, in addition to the risks and uncertainties discussed below under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of these risks actually occur, it may materially and adversely affect our business, financial condition, liquidity, results of operations, and prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. If any of the following risks or other risks not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our shares of common stock could decline.

Risk Factor Summary

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition and results of operations. The summary should be read in conjunction with the more detailed risk factors set forth in this “Risk Factors” section and the other information contained in this Annual Report.

Risks Related to Our Business

•	We operate in an extremely competitive industry and are subject to pricing pressures.
•	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
•	Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
•	Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers.
•	Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts, could harm our business.
•	Our business and future growth depends on the needs and success of our customers.
•	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales in 2024 and 2023.
•	If we fail to expand our sales and distribution channels, our business could suffer.
•	The uncertainty in global economic conditions could negatively affect our results of operations.
•	We are currently, and will likely continue to be, dependent on our two warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.
•	We could face potential product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.
•	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
•	Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.
•	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
•	Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.
•	If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.
•	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.
•	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Risks Related to Ownership of our Common Stock

•	Our stock price may fluctuate significantly, and you may lose all or a part of your investment.
•	Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
•	The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.
•	The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
•	The Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering may have a material adverse impact on our financial condition, may impede our ability to raise additional capital, and may discourage an acquisition of us by a third party.

Risk Related to Our Capital Structure

•	Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

Risks Related to Our Business

We operate in an extremely competitive industry and are subject to pricing pressures.

We compete with a number of major international and domestic manufacturers, assemblers and distributors, as well as a large number of smaller, regional competitors. In addition, our customers have many choices for energy storage solutions in the markets that we serve, including both traditional lead-acid products as well as lithium-ion products. We believe our main competitive advantage in displacing incumbent lead-acid batteries is that we produce a lighter, safer, higher performing, cost-effective battery with a longer lifespan. We believe our product offerings, proven reliability, and relationships with dealers, private-label direct to consumer and OEMs enable us to compete effectively against other battery manufacturers and position us favorably to expand into new addressable markets. However, OEM sales typically result in lower average selling prices and related margins, which could result in overall margin erosion, affect our growth, or require us to raise our prices. As a result, we may be unable to our competitive advantage.

Our current competitors have, and future competitors may have, greater resources than we do. Our competitors may be able to devote greater resources to the development of their current and future technologies. For example, foreign producers may be able to employ labor at significantly lower costs than producers in the U.S., expand their export capacity and increase their marketing presence in major America markets. In addition, several of our competitors may be able to devote greater resources to technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with OEMs and other customers. These advantages may afford them greater access to customers, and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their competitive positioning. Our failure to adapt to or address these factors could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to control our operating, assembly and manufacturing expenses, to raise or maintain our prices or increase our unit volume or unit mix, in order to maintain or improve our results of operations.

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $13.5 million and $7.5 million for the years ended December 31, 2024 and 2023, respectively.

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

Our audited financial statements as of and for the years ended December 31, 2024 and 2023 were prepared on the assumption that we would continue as a going concern. For the years ended December 31, 2024 and 2023, we sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern over the next 12 months and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the years ended December 31, 2024 and 2023. If our results of operations fail to improve and/or if we fail to raise additional debt or equity financing, then our financial condition could render us unable to continue as a going concern.

Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers.

We currently rely on multiple third-party manufacturers located in Asia to manufacture our batteries and battery cells, and we intend to continue to rely on these suppliers going forward. Lithium-ion batteries are our most significant raw material and are used along with significant amounts of plastics, steel, copper and other materials in our assembly and manufacturing processes. Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers and thus we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Furthermore, the cost of raw materials may also be influenced by transportation costs. Volatile raw material costs can significantly affect our results of operations and make period-to-period comparisons extremely difficult. We cannot assure you that we will be able to either hedge the costs or that we or our third-party manufacturers will be able to secure the availability of our raw material requirements at a reasonable level or that we will be able to pass on to our customers the increased costs of our raw materials without affecting demand, or that limited availability of materials will not impact our production capabilities. Our inability to raise the price of our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on our revenue, operating profit, and net income.

In addition, during the years ended December 31, 2024 and 2023, approximately 82% and 70%, respectively, of inventory purchases were made from foreign suppliers in Asia. Our dependence on a limited number of key third-party manufacturers and suppliers exposes us to challenges and risks in ensuring that we maintain adequate supplies required to produce our batteries. We do not have long-term purchase arrangements with our third-party manufacturers and our purchases are completed on a purchase order basis. Thus, although we carefully manage our inventory and lead times, we may experience a delay or disruption in our supply chain and/or our current suppliers may not continue to provide us with lithium-ion batteries in our required quantities or to our required specifications and quality levels or at attractive prices. Our close working relationships with our foreign suppliers to date, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and to order and receive delivery of components in advance of required demand, has helped us moderate or offset increased supply-related costs associated with inflation, currency fluctuations, and tariffs imposed on our battery imports by the U.S. government. However, if we are unable to enter into or maintain commercial arrangements with these suppliers on favorable terms, or if any of these suppliers experience unanticipated delays, disruptions or shutdowns or other difficulties ramping up their supply of products or materials to meet our requirements, our assembly operations and customer deliveries would be seriously impacted, potentially resulting in liquidated damages and harm to our customer relationships. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply in a reasonable time or on commercially reasonable terms.

Further, our dependence on these third-party suppliers entails additional risks, including:

•	inability, failure, or unwillingness of third-party suppliers to comply with regulatory requirements;
•	breach of supply agreements by the third-party supplies;
•	misappropriation or disclosure of our proprietary information, including our trade secrets and know-how;
•	relationships that third-party suppliers may have with others, which may include our competitors, and failure of third-party suppliers to adequately fulfill contractual duties, resulting in the need to enter into alternative arrangements, which may not be available, desirable, or cost-effective; and
•	termination or non-renewal of agreements by third-party suppliers at times that are costly or inconvenient for us.

Several of our key manufacturers and suppliers are located in China, and we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Notably, the lithium-ion battery industry has been subjected to tariffs implemented by the United States government on goods imported from China. There is an ongoing risk of new or additional tariffs being put in place on lithium-ion batteries or related parts which would significantly increase our cost of goods sold, which could require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us. In addition, these tariffs could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These U.S. tariff impositions against Chinese exports have been followed by a round of retaliatory Chinese tariffs on U.S. exports to China. The imposition of additional tariffs by the United States could trigger the adoption of tariffs by other countries as well. Any resulting escalation of trade tensions, including a “trade war,” could have a significant adverse effect on world trade and the world economy, as well as on our results of operations. At this time, we cannot predict how such enacted tariffs will impact our business. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our suppliers may not continue to provide us with battery components in our required quantities, to our required specifications and quality levels or at attractive prices.

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

Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts, could harm our business.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of battery components. For example, a global shortage and component supply disruptions of electronic battery components are currently being reported, and the full impact to us is yet unknown. Other examples of shortages and component supply disruptions could include the supply of electronic components and raw materials (such as resins and other raw metal materials) that go into the production of our battery components. Any such cost increase or supply interruption could materially and negatively impact our business, prospects, financial condition and results of operations.

The prices for our battery components fluctuate depending on market conditions and global demand, and could adversely affect our business, prospects, financial condition and results of operations. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:

•	supply shortages caused by the inability or unwillingness of suppliers and their competitors to build or operate component production facilities to supply the numbers of battery components requires to support the rapid growth of the electric RV and marine component vehicle industry and other industries in which we operate as demand for such components increases;
•	disruption in the supply of electronic circuits due to quality issues or insufficient raw materials
•	a decrease in the number of manufacturers of battery components; and
•	an increase in the cost of raw materials.

We are dependent on the continued supply of battery components for our products. Any disruption in the supply of battery components could temporarily disrupt production of our products by our third-party manufacturers until a different supplier is fully qualified. The cost of our battery products depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt, and/or other metals which are used to produce battery components. Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers and thus we may have limited control over the agreed pricing for these raw materials and battery components. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges. Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and results of operations.

Our business and future growth depends on the needs and success of our customers.

Our customers include dealers, wholesalers, private-label customers and OEMs. The demand for our products ultimately depends on consumers in our current end markets (primarily owners of RVs and marine vessels). These markets can be impacted by numerous factors, including, consumer spending, travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy) and overall economic conditions. Increases or decreases in these variables may significantly impact the demand for our products. If we fail to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventory and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales in 2024 and 2023.

We currently derive a significant portion of our revenue from a limited number of customers. Sales to one customer totaled approximately 14% of our gross sales during the year ended December 31, 2024, and four other customers had accounts receivable balances representing 60% of our total accounts receivable as of December 31, 2024. During the year ended December 31, 2023, sales to two customers totaled approximately 21% of our gross sales, and four other customers had accounts receivable balances representing 92% of total accounts receivable as of December 31, 2023. There are inherent risks whenever a large percentage of gross sales are concentrated with a limited number of customers. In addition, our sales are completed on a purchase order basis and most are without firm, long-term revenue commitments or sales arrangements. It is not possible for us to predict the future level of demand for our products and services that will be generated by our customers or the future demand for the products and services of our other customers. If any of our customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenue and results of operations and/or trading price of our common stock. Furthermore, there is inherent risk associated with accounts receivable concentration as a deterioration in the financial condition of a limited number of account debtors, or any other factor which affects their ability or willingness to pay could in turn have a material adverse effect on our financial condition.

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

Our success, and our ability to increase sales and operate profitably, depends on our ability to identify target customers and convert these customers into meaningful orders, as well as our continued development of existing customer relationships. If we are unable to expand our sales and distribution channels, we may not be able to increase revenue or achieve market acceptance of our products. We are expanding our direct sales force and plan to recruit additional sales personnel. New sales personnel will require training and take time to achieve full productivity, and there is strong competition for qualified sales personnel in our business. In addition, we believe our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into agreements with only a small number of these distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and any third-party reselling efforts. There can be no assurances that any of our efforts to expand our sales and distribution channels will be successful.

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

We currently rely exclusively on foreign manufacturers to manufacture the lithium-ion batteries used as raw materials in our products, as well as certain other of our raw materials. We may suffer delays in receiving raw materials due to work stoppages, strikes or lockouts or other bottlenecks at the ports through which our raw materials are shipped. Likewise, we rely on trucking carriers to deliver products from the port of arrival to our distribution facilities and from our distribution facilities to our customers. Additionally, in some cases, third parties sort, store, and direct-ship products to our customers. Labor unrest or other disruptions could result in product shortages and delays in distributing our products to retailers, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

The uncertainty in global economic conditions could negatively affect our results of operations.

Our results of operations are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business is also highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Our products are heavily dependent on the end markets that we serve and our results of operations will vary by location, depending on the economic environment in these markets. Sales of our RV and marine power products, for example, depend significantly on demand for new electric products for RVs and marine applications, which, in turn, depends on end-user demand for RVs and boats. The uncertainty in global economic conditions varies by geographic location and can result in substantial volatility in global credit markets, particularly in the United States. These conditions, including levels of consumer spending, economic recessions, slow economic growth, economic and pricing instability, inflation levels, increase of interest rates, credit market volatility and adverse developments affecting financial institutions, could affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products. In addition, the Russia-Ukraine war and the Israel-Palestine conflict has and may continue to further exacerbate disruptions in the global supply chain. As a result of sanctions imposed in relation to the Russia-Ukraine conflict, gas prices in the United States have risen to historic levels, and geopolitical tensions in the Middle East have impacted global shipping routes. Any rise in the cost of fuel may cause a decrease in RV travel, which could ultimately negatively impact sales of our batteries for RVs. We have also historically experienced increased shipping costs as a result of increased fuel costs and shutdowns at the ports through which our lithium-ion batteries and other raw materials are shipped, and such costs could adversely impact our results of operations in future periods. Any of the above factors could, in turn, negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

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

We have a warehouse location in Redmond, Oregon and another in Elkhart, Indiana.

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

Our lithium-ion batteries use LiFePO4 as the cathode material for lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by releasing smoke and flames in a manner that can ignite nearby materials and other lithium-ion cells. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time-consuming and expensive. Further, negative public perceptions regarding the suitability or safety of lithium-ion cells or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our products, could seriously harm our business and reputation.

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

We could face product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.

Our product offerings and energy storage solutions, which are complex, could contain design- or manufacturing-related defects, or may not operate at expected performance levels. We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage.

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

We are also exposed to potential liability and product performance warranty risks that are inherent in the design, assemble, manufacture and sale of our products. We sell the majority of our products to customers with conditional repair or replacement warranties. For example, our branded DC mobile chargers are warrantied for two years from the date of sale, and our branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a 12-year period from date of sale. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. In addition, under real world operating conditions, which may vary by location and design, as well as environmental conditions, our products may perform in a different way than under standard test conditions or other failure data sets. We depend significantly on our reputation for safety and reliability and high-quality products and services, exceptional customer service, and our brand name to attract new customers and maintain our current customers, and grow our business. If our products do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and market reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers which could impact our business and results of operations.

We have been required to make assumptions and apply judgments, including the durability and reliability of our products, regarding their performance over the estimated warranty period and our anticipated rate of warranty claims. We have a relatively limited operating history and must project how our offerings will perform over the estimated warranty period and the estimated reserve may have material changes. Historically, there have been very few claims and costs for repairs or replacement parts have been nominal. However, warranty reserves include our management’s best estimates of the projected costs to repair or replace items under warranty, which is based on estimated failure rates. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations could cause us to increase the amount of warranty obligations. If our warranty reserves are inadequate to cover future warranty claims on our energy storage products, our financial condition and results of operations could be adversely affected.

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

We plan to manufacture lithium-ion batteries in the future which involves processing, storing, disposing of and otherwise moving large amounts of hazardous materials, and federal, state, and local regulations impose significant environmental requirements on the manufacturing, storage, transportation, and disposal of various components of advanced energy storage systems. As a result, we will be subject to extensive and changing environmental, health and safety laws, and regulations governing, among other things, the generation, handling, storage, use, transportation and disposal of hazardous materials; remediation of polluted ground or water; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. Although we believe our operations are in material compliance with applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

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

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in the jurisdictions in which we conduct or in the future may conduct activities, including, the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Our policies mandate compliance with these antibribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents as we expand our operations from the United States domestically to abroad. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.

Our success will depend on our ability to develop new products and capabilities that respond to consumer demand, industry trends, or developments by our competitors. There is no assurance that we will be able to successfully develop new products and capabilities that adequately respond to these forces. In addition, many new energy storage technologies have been introduced over the past several years. For certain important and growing markets, such as aerospace and defense, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including the RV marine, and home energy markets, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures, or through acquisitions, which in each case may require significant capital. In addition, new product introductions and technologies are risky, and may suffer from a lack of market acceptance, delays in related product development and failure of new products to operate properly. Any failure by us to successfully launch new products, or a failure by us to meet our customers criteria in order to accept such products, could adversely affect our results. If we fail to develop or acquire, assemble and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then we may fail to maintain our competitive position in our markets, and our business and financial condition could be adversely affected. We cannot assure you that our portfolio of primarily lithium-ion products will remain competitive with products based on new technologies.

We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially battery case construction, are important to our business and are not protected by patents. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies. If we are unable to protect our intellectual property and technology, we may lose any technological advantage we currently enjoy and may be required to take an impairment charge with respect to the carrying value of such intellectual property or goodwill established in connection with the acquisition thereof. In either case, our results of operations and net income may be adversely affected. In addition, entities holding intellectual property rights relating to our technology may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Any such litigation or claims, whether or not valid or successful, could result in substantial costs and diversion of resources and our management’s attention. If we are determined to have infringed upon a third-party’s intellectual property rights, we may have to pay substantial damages, obtain a license or cease making certain products, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks. If banks or financial institutions enter receivership or become insolvent in response to financial conditions affecting the banking system and financial markets, our ability to raise additional financing or to access our existing cash, cash equivalents and investments may be threatened.

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

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. For example, John Yozamp, our co-founder, former Chief Business Development Officer, and former Chief Executive Officer, pioneered multiple new recreational concepts in the RV industry and leveraged extensive relationships in the RV OEM business to establish our company. Mr. Yozamp retired as Chief Business Development Officer as of December 31, 2023. In addition, Greg Aydelott, our Chief Financial Officer, resigned from his role as of December 31, 2024. While we believe we have successfully transitioned from these departures and have sufficient experience among our management team, any additional attrition among senior management or key employees could adversely impact us. The board has commenced a search for a new Chief Financial Officer. If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely affected.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. The overall tax environment remains uncertain and increasingly complex. Future changes in tax laws, treaties or regulations, and their interpretation or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary, and other fiscal challenges. In the U.S., various proposals to change corporate income taxes are periodically considered. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult to operate with certainty about taxation. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate beginning 2018, and the full consequences of the significant changes to U.S. tax laws as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) have not yet been fully determined. These enactments and future possible guidance from the applicable taxing authorities may have a material impact on our results of operations. In addition, regulatory or legislative developments may arise from various U.S. tax reform proposals, some of which include proposed changes to the U.S. tax laws, which, if adopted, could result in increased taxation of our business operations. We closely monitor these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities in excess of reserves. In addition, the foregoing items, as well as any future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our results of operations.

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

We do not anticipate paying dividends on our common stock in the foreseeable future, and you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

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

You will experience additional dilution upon the exercise of options and warrants to purchase our common stock, including those options currently outstanding and possibly those granted in the future, and the issuance of restricted stock or other equity awards under our stock incentive plans. As of December 31, 2024, we had 200,000,000 shares of common stock authorized, of which 2,096,082 were issued. Subsequent to December 31, 2024, we issued to certain institutional investors in connection with a registered direct offering (i) 474,193 shares of common stock; and (ii) 574,193 pre-funded warrants (the “January 2025 Pre-Funded Warrants”) to purchase up to 574,193 shares of common stock (the “January 2025 Pre-Funded Warrant Shares”). The January 2025 Pre-Funded Warrants were all exercised immediately upon issuance. In a concurrent private placement that closed January 3, 2025, the Company also issued to the institutional investors unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 1,048,386 shares of common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—January 2025 Registered Direct Offering and Warrant Private Placement” for additional information regarding the offering.

Our Articles of Incorporation authorizes us to issue shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with our incentive plans, acquisitions or otherwise. We have reserved 10,000 shares of common stock for issuance upon the exercise of outstanding stock options under the 2021 Incentive Award Plan and 25,000 shares of common stock for issuance pursuant to our 2021 Employee Stock Purchase Plan. In addition, as of December 31, 2024, there were outstanding warrants to purchase up to 5,380,965 shares of common stock. In addition, there are 11,430 shares of common stock issuable upon the exercise of equity incentive awards outstanding under our 2021 Incentive Award Plan as of December 31, 2024. Any common stock that we issue, including stock issued under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options or warrants would dilute the percentage ownership held by our common stockholders. To the extent we raise additional capital by issuing equity securities, our stockholders may also experience substantial additional dilution.

Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.

If our existing stockholders sell substantial amounts of our securities in the public market, including the shares of common stock issued or issuable upon the exercise of the August 2024 Pre-Funded Warrants, Series A Warrants and Series B Warrants issued in the August 2024 Public Offering, as well as shares of common stock issued in the January 2025 Registered Direct Offering (including the January 2025 Pre-Funded Warrant Shares) and upon the issuance of shares of common stock upon the exercise, if any, of the January 2025 Warrants, and shares issued as consideration in any future acquisitions, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—August 2024 Public Offering and Subsequent Warrant Exercises and Adjustments to Warrant Exercise and Reset Prices” and “—January 2025 Registered Direct Offering and Warrant Private Placement” for additional information regarding the August 2024 Public Offering and January 2025 Registered Direct Offering, respectively. The perception in the public market that our stockholders might sell securities could also depress our market price. As of March 25, 2025, we had 3,144,468 shares of common stock outstanding. Pursuant to the terms of the warrants issued to the underwriters (or their designees) in connection with our initial public offering (the “Underwriter Warrants”), the holders of the Underwriter Warrants have the right, subject to certain conditions, to require us to register the sale of the shares of our common stock underlying their Underwriter Warrants under the Securities Act.

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

Although our common stock is listed on Nasdaq, the exchange could subsequently delist our common stock if we fail to comply with ongoing listing standards.

Our common stock currently is listed on Nasdaq. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remain above $1.00. On September 6, 2024, as expected, we received a staff determination from The Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) to delist our common stock from Nasdaq. On September 12, 2024, we requested an appeal hearing, staying the delisting of the common stock pending a decision from a hearings panel. Upon successful completion of the Reverse Stock Split, we received a letter from Nasdaq staff on October 23, 2024, advising us that we had regained compliance with the continued listing requirements in Listing Rule 5550(a)(2) and that we are therefore in compliance with Nasdaq’s listing requirements. Consequently, the scheduled hearing before the hearings panel on October 24, 2024, was cancelled. See the section titled “Legal Proceedings” for further information on the delisting notice.

While shares of our common stock continue to be listed and traded on Nasdaq, there can be no assurance that we will continue to meet Nasdaq listing standards. Any potential delisting of our common stock from Nasdaq may have materially adverse consequences to our stockholders, including:

  a reduced market price and liquidity with respect to our shares of common stock, which could make our ability to raise new investment capital more difficult;
  limited dissemination of the market price of our common stock;
  limited news coverage;
  limited interest by investors in our common stock;
  volatility of the prices of our common stock due to low trading volume;
  our common stock being considered a “penny stock,” which would result in broker-dealers participating in sales of our common stock being subject to the regulations set forth in Rules 15g-2 through 15g-0 promulgated under the Exchange Act;
  increased difficulty in selling our common stock in certain states due to “blue sky” restrictions; and
  limited ability to issue additional securities or secure additional financing.

The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.

As of December 31, 2024, 114,676,797 Series A Warrants, exercisable for 5,286,692 shares of common stock, at $5.206 per share (post-Adjustment), and 3,075,000 Series B Warrants exercisable for 87,384 shares of common stock, at $0.10 per share (post-Adjustment) were outstanding. In addition, subsequent to December 31, 2024, we issued to certain institutional investors the January 2025 Warrants to purchase up to an aggregate of 1,048,386 shares of common stock at an exercise price of $2.36 per share, subject to adjustment for reverse stock splits, recapitalizations, and reorganizations. The exercise of the Series A Warrants and, to a lesser extent, the Series B Warrants and January 2025 Warrants could result and have resulted in a substantial increase in the number of shares of common stock outstanding and therefore materially dilute the ownership percentage of currently outstanding shares of common stock. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—January 2025 Registered Direct Offering and Warrant Private Placement” and “—August 2024 Public Offering and Subsequent Warrant Exercises and Adjustments to Warrant Exercise and Reset Prices” for additional information regarding the January 2025 Registered Direct Offering and August 2024 Public Offering, respectively.

Provisions of the Series A Warrants and Series B Warrants we sold in the August 2024 Public Offering may discourage an acquisition of us by a third party.

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

The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

To the extent we issue shares of common stock to affect a future business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of the Series A Warrants and, to a lesser extent, the Series B Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such Series A Warrants and Series B Warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, the Series A and Series B Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of a sale, of the shares of common stock underlying the August 2024 Pre-Funded Warrants, Series A Warrants, and Series B Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the Series A Warrants and Series B Warrants are exercised, our investors may experience dilution to their holdings.

The Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering may have a material adverse impact on our financial condition, may impede our ability to raise additional capital, and may discourage an acquisition of us by a third party.

As a result of the daily volume weighted average price (“VWAP”) of the common stock during the five trading days before and after the Reverse Stock Split, the Reverse Stock Split cash true-up payment provision in the Series A Warrants, which is capped at $5.0 million in the aggregate under all Series A Warrants, was triggered, but the payment of the Reverse Stock Split cash true-up payment is currently suspended in accordance with the terms of the Series A Warrants. However, in connection with the January 2025 Registered Direct Offering, we used approximately $500,000 of the $2.2 million in net proceeds to satisfy a portion of amounts owed to our Series A Warrant holders pursuant to the terms of the outstanding Series A Warrants. The obligation to make the Reverse Stock Split cash true-up payment could impede our ability to raise additional capital and could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our investors. In the event that the conditions for suspension of the Reverse Stock Split cash true-up payment under the terms of the Series A Warrants become no longer applicable, the payment of the Reverse Stock Split cash true-up payment could have a material adverse impact on our financial condition.

We continue to incur considerable legal costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with public company regulations.

As a public company, and particularly after we cease to be an “emerging growth company,” as defined in the JOBS Act, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules promulgated by the SEC and Nasdaq require us to adopt corporate governance practices applicable to U.S. public companies. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These obligations and constituents require significant attention from our senior management and can divert their attention away from the day-to-day management of our business, which can harm our business, results of operations and financial condition.

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

We are required to comply with certain SEC rules that implement Sections 302 and 404 of Sarbanes-Oxley, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made in our internal control procedures on a quarterly basis, we take advantage of certain exceptions from reporting requirements that are available to “emerging growth companies” under the JOBS Act. For example, each independent registered public accounting firm that performs an audit for us has not been required to attest to and report on our annual assessment of our internal controls over financial reporting pursuant to Section 404 and will not be required to do so until we are no longer an “emerging growth company” as defined in the JOBS Act and a non-accelerated filer in accordance with Rule 12b-2 under the Exchange Act. While we expect to be ready to comply with Section 404 of Sarbanes-Oxley by the applicable deadline, we cannot assure you that this will be the case. Furthermore, we may identify material weaknesses that we may be unable to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of Sarbanes-Oxley. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may be unable to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. If we are unable to implement the requirements of Section 404 of Sarbanes-Oxley in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

As of December 31, 2024, we had total liabilities of $6.6 million, of which $5.0 million is the suspended liability for the true-up payment related to the August 8, 2024 capital raise, $799,000 was related to operating lease liabilities, and $230,000 was related to debt obligations.

If we cannot generate sufficient cash flow from operations to service our lease and debt obligations or the Reverse Stock Split cash true-up payment, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us, or at all. Our substantial lease and debt obligations could have important consequences, including:

•	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes may be limited;
•	a portion of our cash flows from operations will be dedicated to payments on our lease and debt obligations and will not be available for other purposes, including operations, capital expenditures and future business opportunities;
•	we may be vulnerable in a downturn in general economic conditions or in business or may be unable to carry on capital spending that is important to our growth;
•	restrictive covenants in our debt documents may impose significant operating and financial restrictions on us, including our ability to pay dividends and make other restricted payments or sell our collateral (other than inventory in the ordinary course of business);
•	our ability to introduce new products or new technologies or exploit business opportunities may be restricted; and
•	we may be placed at a disadvantage compared with competitors that have proportionately less lease and debt obligations.

Our Articles of Incorporation provide that the Nevada Eighth Judicial District Court of Clark County, Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, and detect and contain any cybersecurity incidents that impact us. We regularly engage with third-party consultants in connection with our cybersecurity risk management program, which is overseen by our Chief Operating Officer. The program is integrated into our overall risk management systems and processes, and includes a cybersecurity risk assessment process that routinely evaluates potential impacts of cybersecurity risks on our business, including our operations, financial stability, and reputation. The Audit Committee also reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks.

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

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other global financial institutions, we, as well as our employees, customers, regulators, service providers, and other third parties have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see the section titled “Risk Factors—If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed” included within this Annual Report.

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

Our processes also allow for our Board and the Audit Committee to be informed of key cybersecurity risks outside the regular reporting schedule. While regular meetings of the Audit Committee are scheduled on a quarterly cadence, the Audit Committee is authorized to meet with management or individual directors at any time it deems appropriate to discuss matters relevant to the committee. Our policy is for the Board and the Audit Committee to receive prompt and timely information regarding any significant cybersecurity incidents, as well as ongoing updates regarding any such incidents.

ITEM 2. PROPERTIES

Our corporate headquarters are in Redmond, Oregon, and house our engineering, sales, accounting, and operations staff. Our primary product warehouse is also located there. Our headquarters is approximately 15,000 square feet, leased at a base rent that increases 3.0% annually on January 31st of each year. From January 31, 2024 to January 30, 2025, the rental cost of our headquarters was approximately $19,600 per month.

We previously leased a facility in Redmond, Oregon, which was primarily used for warehousing. The square footage of this facility is approximately 33,770 square feet, and from February 1, 2024 to September 30, 2024, the rental cost of this facility was approximately $33,340 per month. On September 24, 2024, we voluntarily terminated the lease, effective as of October 1, 2024 as part of an effort to identify cost reduction opportunities. We plan to continue operating our warehousing out of its Redmond, Oregon headquarters and Elkhart, Indiana locations. In connection with the termination of the lease, we paid one extra month’s rent, a $30,000 fee, and a broker commission of approximately $89,000. The lease termination is expected to result in approximately $40,000 of cost savings per month over the 51 months following its termination.

We also lease a property in Elkhart, Indiana. In 2024, it served to provide a stocking location for several large manufacturers in the area. Elkhart is a hub for RV manufacturing in the United States. Currently, it is primarily used for office space and as a backup location for warehousing and distribution to local customers. The square footage of this facility is approximately 7,000 square feet, leased at a cost of $4,900 per month.

We believe these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

We may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

On September 6, 2024, we received a staff determination from The Nasdaq Listing Qualifications Department of Nasdaq to delist our Common Stock from Nasdaq indicating that (i) we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price per share for our Common Stock had closed below $1.00 for the previous 30 consecutive business days, and (ii) we are subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) because, as of September 5, 2024, our Common Stock had a closing bid price of $0.10 or less for at least ten consecutive trading days (the “Staff Determination”).

On September 12, 2024, the Company requested an appeal hearing on the Staff Determination from a Hearings Panel (the “Panel”) by filing a hearing request with Nasdaq pursuant to the procedures set forth in the Nasdaq Listing Rules, staying the delisting of the Company’s common stock pending the Panel’s decision Upon successful completion of the Reverse Stock Split, we received a letter from the Nasdaq Office of General Counsel on October 23, 2024, advising us that we had regained compliance with the minimum bid price continued listing requirements in Listing Rule 5550(a)(2) and that we are therefore in compliance with Nasdaq’s listing requirements. Consequently, the scheduled hearing before the Panel on October 24, 2024 was cancelled. Our Common Stock continues to be listed and traded on Nasdaq.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on Nasdaq on April 1, 2022 under the symbol “XPON.” As of March 25, 2025, there were approximately 16 registered holders of our common stock, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, and other factors our Board may deem relevant. Further, any future debt facilities we may enter into may contain restrictions on our ability to pay dividends or make distributions, and any new credit facilities we may enter into may contain similar restrictions.

Stock Performance Graph

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 201(e) of Regulation S-K.

Recent Sales of Unregistered Securities from Registered Securities

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2024 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2024 and 2023, included in this Annual Report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Annual Report, including in Item 1A. “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements and Industry Data.” Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this section may not sum due to rounding.

Unless otherwise noted, all references to shares and per share amounts for the years ended December 31, 2024 and 2023 presented in this section have been adjusted retroactively to reflect a 1-for-100 reverse stock split, which was effective at 5:00 p.m. Pacific Time on October 8, 2024 (the “Reverse Stock Split”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reverse Stock Split and Reverse Stock Split True-Up Payment” below for additional information about the Reverse Stock Split.

Overview

Expion360 focuses on the design, assembly, manufacturing, and sale of lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine applications and home energy storage products with plans to expand into industrial applications. Our high-powered, lithium battery solutions incorporate innovative concepts and have been designed to include some of the most dense and minimal-footprint batteries in the RV and marine industries. In addition, in January 2025 we began selling our e360 Home Energy Storage Solutions, which consist of two LiFePO4 battery storage solutions and seek to provide consumers with a cost-effective, low barrier of entry, flexible system to power their homes utilizing solar energy, wind, or grid back-up. We are deploying multiple intellectual property strategies with research and products to sustain and scale our business. This includes design, development and collaboration, using our IP to bring safety, quality and service to our customers. Our customers consist of dealers, wholesalers, private-label customers, and original equipment manufacturers (“OEMs”) who then sell our products to end consumers and drive brand awareness nationally.

Our primary target markets are currently the RV, marine, and home energy storage industries. We believe we are well-positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. We are also focused on expanding into the home energy storage market with the introduction of our e360 Home Energy Storage Solutions, and we hope to establish a new standard in the industry for barrier price, flexibility, and integration with this offering. Along with the RV, marine and home energy storage markets, we aim to provide additional capacities to the expanding electric forklift and industrial material handling markets.

We launched our e360 product line, which is manufactured for the RV and marine industries, in December 2020. The e360 product line, through its sales growth, has shown to be a preferred conversion solution for lead-acid batteries. In December 2023, we announced our entrance into the home energy storage market with our introduction of two LiFePO4 battery storage solutions that enable residential and small business customers to create their own stable micro-energy grid and lessen the impact of increasing power fluctuations and outages. As of January 2025, we have begun shipping orders of our e360 Home Energy Storage Solutions.

We currently operate Expion360 as one reportable business segment, Energy Storage (ES).

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed-oriented design and engineering, strong case materials, and internal and structural layouts, and are backed by responsive customer service.

Recent Developments

January 2025 Registered Direct Offering and Warrant Private Placement

On January 3, 2025, we sold to certain institutional investors, in a registered direct offering, an aggregate of (i) 474,193 shares of common stock; and (ii) 574,193 pre-funded warrants (the “January 2025 Pre-Funded Warrants”) to purchase up to 574,193 shares of common stock (the “January 2025 Pre-Funded Warrant Shares”). The offering price per share was $2.48 and the offering price per January 2025 Pre-Funded Warrant was $2.479. Each January 2025 Pre-Funded Warrant was exercisable for one share of common stock for $0.001 immediately and the January 2025 Pre-Funded Warrants were all exercised immediately upon issuance. The number of January 2025 Pre-Funded Warrant Shares are subject to adjustments for stock splits, recapitalizations, and reorganizations.

In a concurrent private placement that closed January 3, 2025, we also issued to the institutional investors unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 1,048,386 shares of common stock (the “January 2025 Warrant Shares”) at an exercise price of $2.36 per share, subject to adjustment for reverse stock splits, recapitalizations, and reorganizations. The January 2025 Warrants were immediately exercisable and can be exercised until January 3, 2030. In connection with the private placement, we filed a registration statement on Form S-1 (File No. 333-284354), which was declared effective by the SEC on February 11, 2025, covering the resale of the January 2025 Warrant Shares.

We received net proceeds of approximately $2.2 million from the offering and used approximately $500,000 of the net proceeds to satisfy a portion of certain amounts owed to our Series A Warrant holders pursuant to the terms of the outstanding Series A Warrants.

Chief Operating Officer Medical Leave of Absence

On November 16, 2024, Paul Shoun, our Co-Founder, President, Chief Operating Officer, and Chairman of the Board, commenced a temporary medical leave of absence from his duties as Chief Operating Officer. During his leave, Mr. Shoun continued to perform his duties as President and Chairman of the Board during his leave. Mr. Shoun resumed his duties as Chief Operating Officer in February 2025. In connection with Mr. Shoun’s return to his full responsibilities, Carson Heagen, our Vice President of Operations, who temporarily assumed the role of Chief Operating Officer, ceased serving in that capacity.

Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer

On December 16, 2024, Greg Aydelott, our Chief Financial Officer, notified us of his resignation effective December 31, 2024, due to family health concerns. Mr. Aydelott is remaining with the Company in a consulting role on an ongoing basis. In connection with Mr. Aydelott’s resignation, on December 20, 2024, our Board appointed Brian Schaffner, who serves as our Chief Executive Officer and as a member of the Board, to serve as our interim Chief Financial Officer effective immediately upon Mr. Aydelott’s resignation. The Board has commenced a search for a new Chief Financial Officer.

Reverse Stock Split and Reverse Stock Split True-Up Payment

Effective as of 5:00 p.m. Pacific Time on October 8, 2024 (the “Effective Date”), we effected a 1-for-100 reverse stock split of our common stock (the “Reverse Stock Split”), which was approved by the Board on September 27, 2024, following stockholder approval at our annual meeting of stockholders held on September 27, 2024. No fractional shares of common stock were issued as a result of the Reverse Stock Split and instead each holder of Common Stock who was otherwise entitled to receive a fractional share as a result of the Reverse Stock Split received one whole share of common stock in lieu of such fractional share. As a result of this, 210,668 shares were issued on or before October 17, 2024. In addition, the Reverse Stock Split effected a reduction in the number of shares issuable pursuant to our equity awards, warrants and non-plan options outstanding as of the Effective Date, and a corresponding increase in the respective exercise prices, conversion prices, reset prices and the like thereunder.

As a result of the daily VWAP of the common stock during the five trading days before and after the Reverse Stock Split, a Reverse Stock Split cash true-up payment provision in the Series A Warrants, which is capped at $5.0 million in the aggregate under all Series A Warrants, was triggered, but the payment of the Reverse Stock Split cash true-up payment was suspended in accordance with the terms of the Series A Warrants. In connection with the closing of the January 3, 2025 offering, we used $500,000 of the net proceeds from the offering to satisfy a portion of certain amounts owed to the holders of the Series A Warrants pursuant to the terms thereof.

August 2024 Public Offering and Subsequent Warrant Exercises and Adjustments to Warrant Exercise and Reset Prices

On August 8, 2024, we sold in a public offering (the “August 2024 Public Offering”) (i) 33,402,000 common units (the “Common Units,” pre-Reverse Stock Split), each consisting of one share of common stock, two Series A warrants each to purchase one share of common stock (pre-Reverse Stock Split and pre-Adjustment (as defined below) and each, a “Series A Warrant”) and one Series B warrant to purchase such number of shares of common stock as determined in the Series B warrant (each, a “Series B Warrant”), and (ii) 16,598,000 pre-funded units (the “Pre-Funded Units,” and together with the Common Units, the “Units,” pre-Reverse Stock Split), each consisting of one pre-funded warrant to purchase one share of common stock (each, an “August 2024 Pre-Funded Warrant”), two Series A Warrants, and one Series B Warrant, through Aegis Capital Corp. serving as underwriter (in its capacity as such, the “Underwriter”). The Common Units were sold at a price of $0.20 per unit and the August 2024 Pre-Funded Warrants were sold at a price of $0.199 per unit (pre-Reverse Stock Split).

In addition, we granted the Underwriter a 45-day option to purchase additional shares of common stock and/or August 2024 Pre-Funded Warrants and/or Series A Warrants and/or Series B Warrants, representing up to 15% of the number of the respective securities sold in the August 2024 Public Offering, solely to cover over-allotments, if any. The Underwriter partially exercised its over-allotment option with respect to 15,000,000 Series A Warrants and 7,500,000 Series B Warrants (pre-Reverse Stock Split).

The August 2024 Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (pre-Reverse Stock Split) and could be exercised at any time until exercised in full. All August 2024 Pre-Funded Warrants have been exercised.

Each Series A Warrant is exercisable at any time or times beginning on September 30, 2024, which was the first trading day following our notice to the Series A Warrant holders of stockholder approval received at the 2024 Annual Meeting, and will expire five years from such date. Each Series A Warrant was initially exercisable at an exercise price of $24.00 per share of common stock (post-Reverse Stock Split). The exercise price of the Series A Warrants was subject to reduction on the 11th trading day after the stockholder approval to the greater of the lowest daily VWAP during the ten-trading-day period following the stockholder approval and the floor price of $5.206 (representing 20% of the lower of our common stock’s closing price on Nasdaq on the date that we priced the August 2024 Public Offering, post-Reverse Stock Split) or our common stock’s average closing price on Nasdaq for the five trading days ending on such date (such lower price, without giving effect to such 20% reduction, the “Nasdaq Minimum Price”), and the number of shares issuable upon exercise would be proportionately adjusted such that the aggregate exercise price would remain unchanged. As of September 30, 2024, there would have been 5,301,592 shares of common stock (post-Reverse Stock Split and assuming the Adjustment had occurred on September 30, 2024) issuable upon exercise of the Series A Warrants as of that date. Subsequent to September 30, 2024, the exercise price under the Series A Warrants was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price, post-Reverse Stock Split), beginning on October 14, 2024, the 11th trading day following stockholder approval. As of December 31, 2024, 14,900 shares of common stock have been issued upon exercise of Series A Warrants and 5,286,692 shares of common stock remain issuable upon exercise of Series A Warrants.

Each Series B Warrant was exercisable immediately upon issuance at an exercise price of $0.10 per share (post-Reverse Stock Split). The number of shares of common stock issuable under the Series B Warrants were subject to adjustment using a reset price based on the weighted average price of common stock over a rolling five-trading-day period between the issuance date of the Class B Warrants and the close of trading on the tenth trading day following stockholder approval, subject to certain floor prices. As of December 31, 2024, 1,294,367 shares of common stock (post-Reverse Stock Split) had been issued upon exercise of Series B Warrants and there were 1,032,198 shares of common stock (post-Reverse Stock Split) issuable upon exercise of Series B Warrants based on the reset price of $5.45 (representing the lowest arithmetic average of the daily VWAP during the five-trading-day period from September 12, 2024 through September 18, 2024). Effective October 8, 2024, after market close, the Reverse Stock Split occurred and as of December 31, 2024, 87,384 shares of common stock remain issuable upon exercise of Series B Warrants using the reset price, which was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price (post-Reverse Stock Split and post-Adjustment).

Key Factors Affecting Our Results of Operations

Our results of operations and financial performance are significantly dependent on the following factors:

Consumer Demand

Although our sales are primarily generated from dealers, wholesalers, private-label customers and OEMs focused on the RV, marine, and home energy markets, the demand for our products from these customers depends on consumer demand. Our sales are completed on a purchase order basis, and most are without firm, long-term revenue commitments or sales arrangements, which we expect to continue going forward. Accordingly, our growth prospects and future sales are subject to risks and uncertainties related in part to consumer demand for our products, which is affected by a number of factors, including fuel costs, discretionary spending, macroeconomic conditions, including inflation, changes in tariffs and interest rates, geopolitical pressures, and volatility in the RV, marine, and home energy markets. In recent years we have seen a rise in fuel costs, higher interest rates, and other changes in macroeconomic conditions, which have resulted in decreased consumer spending decisions and affecting our industry as a whole. In addition, we expect escalating tensions between the U.S. and China, where several of our key manufacturers and suppliers are located, as well as the ongoing risk of new or additional tariffs impacting lithium-ion batteries or related parts, to increase our cost of goods sold, which could require us to increase prices to our customers or result in lower gross margins on our products. These conditions have had, and may continue to have, a negative effect on our business, financial condition, and results of operations.

While RV and marine applications have historically driven our revenue, in January 2025, we began shipping orders of our e360 Home Energy Storage Solution, comprised of two LiFePO4 battery storage solutions. Our e360 Home Energy Storage Solutions aim to provide consumers with a cost-effective, low barrier of entry, flexible system to power their homes utilizing solar energy, wind, or grid back-up. The success of our strategy depends on (i) the continued growth of these addressable markets in line with our expectations, and (ii) our ability to successfully enter and maintain a competitive position in the RV, marine, and home energy markets with commercially viable products. We expect to incur significant marketing costs understanding and growing our presence within these markets, and researching and targeting customers in these markets, and our efforts may not be successful in generating sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth could be limited to the growth of existing products and existing end markets.

Expion360 has recently added several new distributors and OEM customers in RV and marine markets. Management believes that orders resulting from these new relationships will result in significant new revenue streams in the year ending December 31, 2025. In addition, Expion360 began shipping Home Energy Storage Systems in January 2025.

Manufacturing and Supply Chain

Our batteries are manufactured by multiple third-party manufacturers located in Asia, which also produce our battery cells. While we do not have long-term purchase agreements with these manufacturers and our purchases are completed on a purchase-order basis, we maintain strong relationships with our manufacturers and cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts). The strength of these relationships has helped us moderate increased supply-related costs associated with inflation, currency fluctuations, and U.S. government tariffs imposed on our imports, and avoid potential shipment delays. We aim to maintain an appropriate level of inventory to satisfy our expected supply requirements. We believe we could locate suitable alternative third-party manufacturers to fulfill our requirements if needed.

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers that meet our approval and quality standards and, as a result, we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. Lithium, which is extracted from mined ore, is a key raw material used to produce our battery cells and, as a result, the cost of our battery cells is dependent on the price and availability of lithium, which may be volatile and unpredictable and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices and/or the need to find alternative suppliers. Our battery cell manufacturers have joint venture factories outside of Asia and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, we have a secondary source for lithium iron phosphate cells used in our batteries from a supplier in Europe, enabling us to source materials outside of Asia in the event it becomes necessary to do so.

In addition to increased mining and newly located reserves, there is an industry push to provide more efficient ways to extract lithium from mined ore. Another development of the past few years is lithium cell recycling. This process will recapture the raw lithium from the cell for reuse in future cells. However, notwithstanding efforts to improve the sustainability and efficiency of lithium mining, the price of lithium is volatile. We continue to monitor developments that may adversely affect our supply chain.

Management expects that products from our Asian third-party manufacturers will be subject to additional tariffs in 2025. We believe that we can protect our margins through a combination of supplier concessions, customer price increases and efficiencies gained as sales continue to grow.

For additional information regarding, see the section titled “Risk Factors—Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers” and “Risk Factors—Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.”

Product and Customer Mix

As of December 31, 2024, we sell 15 models of LiFEPO4 batteries, the Aura 600, and various individual or bundled accessories for battery systems. Our products are sold to different customers (i.e., dealers, wholesalers, private-label customers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins, which could decrease our margins and negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operations. As we introduce new products, we may see a change in product and sales channel mix, which could result in period-to-period fluctuations in our overall gross margin.

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

Key Line Items

Net Sales

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits, legal and professional fees, and sales and marketing costs. Other costs include facility and related costs, research and development, software and information technology, and insurance.

Interest and Other Income, net

Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 10.0% and amortization of convertible note costs. The amortized convertible note costs were $667,000 and $0 for the years ended December 31, 2024 and 2023, respectively.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions, which require recognition of the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. We have concluded there were no material unrecognized tax benefits as of December 31, 2024 or December 31, 2023.

Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our balance sheet at December 31, 2024 or December 31, 2023, and did not recognize any interest or penalties in our statement of operations for the years ended December 31, 2024 or 2023, since there are no material unrecognized tax benefits. We do not expect any material change to the amount of unrecognized tax benefits to occur within the next 12 months.

 Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Use of Non-GAAP Financial Measures

We disclose financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (US GAAP); however, we provide certain financial information on a non-GAAP basis (non-GAAP financial measures). We provide non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance, which consist of adjusted cost of sales. We believe evaluating certain financial and operating measures on an adjusted basis is important as it excludes liquidation costs that are not indicative of our core results of operations and are largely outside of our control. However, our non-GAAP financial measures are not intended to represent and should not be considered more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with US GAAP.

We calculate our adjusted cost of sales non-GAAP financial measures for current period financial information by excluding the effect of liquidation of non-core product in the consolidated financial statements. The information presented on an adjusted cost of sales basis, as we present such information, may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies.

Results of Operations

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

The following table sets forth certain operational data as a percentage of sales:

	Fiscal Years Ended December 31,
	2024		2023
	$	% of Net sales	$	% of Net sales
Net sales	$5,624,939	100.0%	$5,981,134	100.0%
Cost of sales	4,469,711	79.5	4,405,611	73.7
Gross profit	1,155,228	20.5	1,575,523	26.3
Selling, general, and administrative expenses	7,909,219	140.6	8,745,135	146.2
Loss from operations	(6,753,991)	(120.1)	(7,169,612)	(119.9)
Other expense - net	6,727,032	119.6	283,369	4.7
Loss before income taxes	(13,481,023)	(239.7)	(7,452,981)	(124.6)
Net loss	(13,479,475)	(239.6)	(7,456,274)	(124.7)

Net Sales

Net sales for the year ended December 31, 2024 decreased by $356,000, or 6.0%, compared to the year ended December 31, 2023. Sales were $5.6 million for the year ended December 31, 2024 and $6.0 million for the year ended December 31, 2023. The year-over-year decrease was primarily attributable to decreases in the consumer market, driving decreases in OEM sales. Our net sales for the three months ended December 31, 2024, however, increased by $1.1 million, or 131%, compared to the three months ended December 31, 2023. Sales were $2.0 million for the three months ended December 31, 2024 and $859,000 for the three months ended December 31, 2023.

Cost of Sales

Cost of sales for the year ended December 31, 2024 increased by $64,000, or 1.5%, compared to the year ended December 31, 2023. Cost of sales were $4.5 million for the year ended December 31, 2024 and $4.4 million for the year ended December 31, 2023. Cost of sales as a percentage of sales increased by 5.8% in 2024. The change in cost of sales was primarily related to a decrease in overall sales, resulting in a decrease in economies of scale pertaining to fixed costs, as well as the liquidation of some non-core product in 2024 increasing our cost of sales above what they would have been without the liquidation.

During the year ended December 31, 2024, we liquidated some non-core product, which was a factor in reducing leased warehouse space. If we had not done the liquidation, cost of sales for the year ended December 31, 2024 would have decreased by $42,000, or 0.9%, compared to the year ended December 31, 2023. Cost of sales would have been $4.4 million for the year ended December 31, 2024 and $4.4 million for the year ended December 31, 2023. Cost of sales as a percentage of sales would have increased by 4.5% in the year ended December 31, 2024 compared to the prior year.

Gross Profit

Our gross profit for the year ended December 31, 2024 decreased by $420,000, or 26.7%, compared to the year ended December 31, 2023. Gross profit was $1.2 million for the year ended December 31, 2024 and $1.6 million for the year ended December 31, 2023. Gross profit as a percentage of sales decreased by 5.8% for the year ended December 31, 2024, to 20.5% compared to 26.3% for the year ended December 31, 2023. The decrease in gross profit for the year ended December 31, 2024 was primarily attributable to lower sales volumes due to the slowdown in the RV industry resulting in lower economies of scale on our fixed costs, as well as the liquidation of non-core product increasing our cost of sales above what they would have been without the liquidation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended December 31, 2024 decreased by $836,000, or 9.6%, compared to the year ended December 31, 2023. Selling, general, and administrative expenses were $7.9 million for the year ended December 31, 2024 and $8.7 million for the year ended December 31, 2023. The decrease in selling, general, and administrative expenses was primarily due to decreases in legal and professional fees as well as salaries and benefits, which was partially offset by an increase in licenses and fees, due to cash premium fees paid when making repayment on our convertible note as well as fees for exiting the warehouse lease.

Presented in the table below is the composition of selling, general and administrative expenses:

	Fiscal Years Ended December 31,
	2024	2023
Salaries and benefits	$3,260,866	$3,681,410
Legal and professional	1,584,589	2,034,374
Sales and marketing	926,430	929,220
Rents, maintenance, utilities	449,997	573,652
Research and development	295,292	397,662
Software, fees, tech support	274,780	234,285
Insurance	263,930	179,989
Depreciation	155,315	182,825
Travel expenses	137,298	199,845
Supplies, office	23,876	58,049
Other	536,846	273,824
Total	$7,909,219	$8,745,135

Other Expense

Other expense for the years ended December 31, 2024 and 2023 was $6.7 million and $283,000, respectively. Other expense for the year ended December 31, 2024 was made up of $5.0 million in suspended liability expense due to the Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering, as well as $977,000 in interest expense and $709,000 in settlement expense. Other expense for the year ended December 31, 2023 was made up almost entirely of settlement expense, with interest income and interest expense offsetting each other at $126,000 and $125,000, respectively.

Net Loss

Our net loss for the years ended December 31, 2024 and 2023 was $13.5 million and $7.5 million, respectively. The net loss in the year ended December 31, 2024 was primarily the result of the $5.0 million in suspended liability expense due to the Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering, as well as the increased interest due to the 3i Note (as defined in Note 7, “Equity and Debt Financings—Convertible Note Financing”) and increased settlement expense.

Liquidity and Capital Resources

Overview

Our operations have been financed primarily through net proceeds from sales of our common stock and equity and debt financings. As of December 31, 2024 and 2023, our current assets exceeded current liabilities by $2.0 million and $4.3 million, respectively, and we had cash and cash equivalents of $548,000 and $3.9 million, respectively.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt.

As of December 31, 2024, our short-term liquidity requirements included (a) principal debt payments totaling approximately $32,000 net of amortization, (b) lease obligation payments of approximately $256,000, including imputed interest, and (c) $5.0 million in suspended liability expense due to the Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenue and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish our long-term business plans over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us. For the years ended December 31, 2024 and 2023, we sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements for the year ended December 31, 2024 are issued. However, management is working to address its cash flow challenges, including by raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses. For additional information regarding risks associated with our ability to continue as a going concern, please see the risk factor titled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A, “Risk Factors” of this Annual Report.

Financing Obligations

As of December 31, 2024, our long-term debt totaled $230,000, comprised of $143,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $84,000 outstanding under vehicle financing arrangements, and an equipment loan for $3,000. In January 2024, we repaid $62,500 in principal on a stockholder promissory note with an interest rate of 10.0%, and in August 2024, we repaid two shareholder loans with principal of $500,000 and $200,000, respectively, both with interest rates of 10.0%. In February and March 2024, we sold three vehicles including repayment of the related vehicle loans with interest rates of 5.5%-5.9% in the total amount of approximately $88,000, which included principal and interest. In August 2024, we repaid a short-term convertible note for a total of $2.7 million including principal, interest, and fees.

Stockholder Promissory Notes

Stockholder promissory notes had an outstanding principal balance of $0 as of December 31, 2024, as they were repaid in August 2024. See Note 6 - Stockholder Promissory Notes for further information on stockholder promissory notes.

Vehicle Financing Arrangements

As of December 31, 2024, the Company has three notes payable to GM Financial for vehicles. In addition, in April 2022, the Company secured a commercial line of up to $300,000 to be used to finance vehicle purchases, which was increased to $350,000 in April 2023, renewed in April 2024 for the same amount, and expires in April 2025, which we plan to renew again. The notes are payable in aggregate monthly installments of approximately $2,560, including interest at rates ranging from 6.1% to 7.3% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder of the Company. A separate vehicle financing note has been repaid in connection with the sale of the related vehicle. See Note 5, Long-Term Debt.

Convertible Note Financing

On December 27, 2023, we entered into a securities purchase agreement with 3i, LP (“3i”) pursuant to which we sold, and 3i purchased, the 3i Note in the aggregate original principal amount of $2,750,000, for gross proceeds of $2.5 million. On August 8, 2024, in connection with the closing of the August 2024 Public Offering, we repaid the 3i Note, and our obligations under the 3i Note were fully satisfied and discharged. Prior to the closing of the August 2024 Public Offering, we had issued 415 shares of common stock (post-Reverse Stock Split) for the payment of $90,839 in interest.

Equity Line of Credit

On December 27, 2023, we entered into the Common Stock Purchase Agreement, pursuant to which we had the right, but not the obligation, to sell to Tumim Stone Capital, LLC (“Tumim”), and Tumim was obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued common stock and (b) the Exchange Cap (as defined in the purchase agreement) (the “Equity Line of Credit”). In connection with the August 2024 Public Offering, we mutually agreed with Tumim to terminate the Equity Line of Credit, effective immediately upon the closing of the August 2024 Public Offering. Prior to the closing of the August 2024 Public Offering, we had sold 4,336 shares of common stock (post-Reverse Stock Split) under the Equity Line of Credit for an aggregate amount of $828,491, of which $434,958 was used to repay a portion of the balance under the 3i Note, consisting of $380,042 to the loan principal, $34,204 to interest, and $20,712 as a redemption premium.

Operating Lease Liabilities

Our estimated future obligations consist of total operating lease liabilities. As of December 31, 2024, we had $799,000 in total operating lease liabilities, including the current portion.

Other Indebtedness

As of December 31, 2024, our long-term debt totaled $230,170, including the current portion, which consists of $31,758.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(9,562,545)	$(5,531,232)
Net cash provided by investing activities	$113,408	$16,578
Net cash provided by financing activities	$6,064,004	$2,246,108

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

We generated negative cash flows from operating activities of $9.6 million for the year ended December 31, 2024, compared to negative cash flows of $5.5 million for the corresponding period in 2023. Factors affecting operating cash flows during the periods included:

•	For the year ended December 31, 2024, our net loss of $13.5 million was reduced by non-cash transactions including approximately $5.0 million in suspended liability expense due to the Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering, amortization of convertible note costs of approximately $667,000, stock-based compensation of $617,000, stock-based settlement of $209,000, and depreciation of $174,000. For the year ended December 31, 2023, our net loss of $7.5 million was reduced by non-cash transactions including stock-based compensation of $560,000, stock-based settlement of $252,000, and depreciation of $206,000.
•	Cash provided / (used) by accounts receivable was ($458,000) and $162,000 for the years ended December 31, 2024 and 2023, respectively, representing an increase in accounts receivable for the year ended December 31, 2024 and a decrease in accounts receivable for the year ended December 31, 2023. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing between sales being recognized and payment being received.
•	Cash used for increases in (or provided by decreases in) inventory and prepaid inventories were $2.5 million and ($682,000) for the years ended December 31, 2024 and 2023, respectively. These changes are primarily due to the timing of significant purchases and prepayments of inventory. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required.

Cash flows provided by / (used in) investing activities

Cash provided by investing activities was $113,000 for the year ended December 31, 2024. Cash used for capital purchases of property and equipment for quality assurance and leasehold improvements to our testing lab totaled $19,000 during the year ended December 31, 2023. This was offset by net proceeds of $132,000 received for the sale and disposal of property and equipment during the year ended December 31, 2024, which included property and equipment and leasehold improvements related to the warehouse lease terminated in September 2024, as well as the sale of three vehicles.

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

Cash flows provided by financing activities

Cash provided by financing activities was $6.1 million for the year ended December 31, 2024. For the year ended December 31, 2024, we paid down debt principal of $3.6 million, which was offset by net cash proceeds of $9.5 million from issuance of common stock and $185,000 net cash proceeds from exercise of warrants.

Cash provided by financing activities was $2.2 million for the year ended December 31, 2023. For the year ended December 31, 2023, we paid down debt principal of $224,000, which was offset by net cash proceeds of $2.4 million from incurrence of short-term debt and net cash proceeds of $50,000 from the exercise of warrants.

Critical Accounting Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our financial statements. The preparation of financial statements in conformity with the generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the consolidated financial statements prospectively from the date of the change in the estimate.

Critical accounting estimates are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest number of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the financial statements.

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

Useful life is estimated for each item at the time of purchase based on the typical useful life in our experience and best judgment, and remaining useful life of existing assets is evaluated regularly. If an estimated useful life were to be inaccurate, there would not be a material effect on our financials, and the estimated depreciation would be trued up at the time of disposal or impairment. It is our experience that the estimated useful lives of our assets are generally materially accurate.

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

We recognize operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by an option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, our incremental borrowing rate (IBR).

See Note 8, “Commitments and Contingencies,” of our consolidated financial statements within this Annual Report for further information, including more details of our accounting policy elections and disclosures and remaining minimum operating lease commitments.

Revenue Recognition

Our revenue is generated from the sale of products consisting primarily of batteries and accessories. We recognize revenue when control of goods or services is transferred to our customers in an amount that reflects the consideration we are expected to be entitled to in exchange for those goods or services. Revenue is recognized upon shipment or delivery to the customer, as that is when the customer obtains control of the promised goods and our performance obligation is considered satisfied.

Warrants

Warrants are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 7—Equity and Debt Financings” and “Note 9—Stockholders’ Equity” in our accompanying consolidated financial statements for information on the warrants. Changes in assumptions used to estimate fair value could occur from stock pricing volatility depending on our performance and our position in the industry and changes in market interest rates which can result in materially different results.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of our future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Restricted stock unit awards are valued based on the closing trading price of our common stock on the date of grant. Changes in assumptions used to estimate fair value could occur from stock pricing volatility depending on our performance and our position in the industry and changes in market interest rates which can result in materially different results.

Income Taxes

Effective November 1, 2021, the Company converted from an LLC to a C corporation and, as a result, became subject to corporate federal and state income taxes. Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will be in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will be sufficient to recover our deferred tax assets. In the event that we determine all, or part of our net deferred tax assets are not realizable in the future, we will record an adjustment to the valuation allowance and a corresponding charge to earnings in the period such determination is made.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of US GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and results of operations. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recorded in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). As of December 31, 2024 and 2023, we have not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to our history of net operating losses.

See “Note 11—Income Taxes” of our consolidated financial statements within this Annual Report for further information on our income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 305 of Regulation S-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, for our Company. Consequently, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level as of December 31, 2024.

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

In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In assessing whether our disclosure controls and procedures were effective at a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

Our directors and officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock, which plans or arrangements are intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act or which may represent a non-Rule 10b5-1 trading arrangement, as defined under Item 408(a) of Regulation S-K.

During the three months ended December 31, 2024, none of our directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed as an exhibit to this Annual Report.

The remaining information for this item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders (the “2025 Proxy Statement"), to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021	S-1	3.1	3/31/2022
3.2	Certificate of Amendment of Articles of Incorporation, effective as of October 8, 2024	8-K	3.1	10/7/2024
3.3	Amended and Restated Bylaws of the Company, dated August 21, 2024	8-K	3.1	8/27/2024
4.1	Form of the Company’s Common Stock Certificate	S-1	4.1	3/31/2022
4.2	Form of Representative’s Warrant Agreement	S-1	4.4	3/31/2022
4.3	Form of Senior Secured Promissory Note issued to bridge loan investors	S-1	4.5	3/31/2022
4.4	Description of Capital Stock	-	-	-
4.5	Form of Warrant with an Exercise Price of $2.90	10-K	10.15	3/30/2023
4.6	Form of Warrant with an Exercise Price of $3.32	10-K	10.16	3/30/2023
4.7	Form of Convertible Note	8-K	4.1	12/29/2023
4.8	Form of Pre-Funded Warrant	8-K	4.1	8/9/2024
4.9	Form of Series A Warrant	8-K	4.2	8/9/2024
4.10	Form of Series B Warrant	8-K	4.3	8/9/2024
10.1	Form of Common Stock Warrant Issued to Selling Stockholders	S-1	10.1	3/31/2022
10.2†	Expion360 Inc. 2021 Incentive Award Plan	S-1	10.2	3/31/2022
10.3†	Amendment to Expion360 Inc. 2021 Incentive Award Plan	10-K	10.3	3/28/2024
10.4†	Expion360 Inc. 2021 Employee Stock Purchase Plan	S-1	10.3	3/31/2022
10.5	Form of Security Agreement Issued to Bridge Loan Investors	S-1	10.7	3/31/2022
10.6	Commercial Lease of premises at 2045 SW Deerhound Avenue Redmond, OR	S-1	10.8	3/31/2022
10.7	Commercial Lease of premises at 1266 SW Lake Blvd., Redmond, OR	S-1	10.11	3/31/2022
10.8†	Amended and Restated Employment Agreement, between Brian Schaffner and Expion360 Inc., dated January 26, 2023	8-K	10.2	2/01/2023
10.9†	Amended and Restated Employment Agreement, between Paul Shoun and Expion360 Inc., dated January 26, 2023	8-K	10.3	2/01/2023
10.10†	Amended and Restated Employment Agreement, between Greg Aydelott and Expion360 Inc., dated January 26, 2023	8-K	10.4	2/01/2023
10.11*	Securities Purchase Agreement, dated December 27, 2023, between Expion360 Inc. and 3i, LP	8-K	10.1	12/29/2023
10.12*	Common Stock Purchase Agreement, dated December 27, 2023, between Expion360 Inc. and Tumim Stone Capital, LLC	8-K	10.2	12/29/2023

10.13*	Registration Rights Agreement, dated December 27, 2023, between Expion360 Inc. and Tumim Stone Capital, LLC	8-K	10.3	12/29/2023
10.14*	Underwriting Agreement, dated August 7, 2024, between Expion360 Inc. and Aegis Capital Corp.	8-K	1.1	8/9/2024
21.1	Subsidiaries of the Company	10-K	21.1	3/28/2024
19.1	Expion360 Inc. Insider Trading Policy	-	-	-
23.1	Consent of M&K CPAS PLLC	-	-	-
24.1	Power of Attorney (reference is made to the signature page hereto)	-	-	-
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-
97.1	Expion360 Inc. Executive Compensation Clawback Policy	10-K	97.1	3/28/2024
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

†        Indicates a management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Expion360 Inc.

		By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)
Date:	March 31, 2025

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Brian Schaffner as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Schaffner	Chief Executive Officer, Interim Chief Financial Officer and Director	March 31, 2025
Brian Schaffner	(Principal Executive, Financial and Accounting Officer)

/s/ George Lefevre	Director	March 31, 2025
George Lefevre

/s/ Steven M Shum	Director	March 31, 2025
Steven M. Shum

/s/ Tien Q. Nguyen	Director	March 31, 2025
Tien Q. Nguyen

/s/ Paul Shoun	Chief Operating Officer, President and Chairman of the Board of Directors	March 31, 2025
Paul Shoun

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Expion360, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Expion360, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Due to the recurring net loss for the year and net cash used in operating activities, the Company evaluated the need for a going concern. See discussion in Note 2.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the lack of going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and managements lack of disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

The Woodlands, TX

March 31, 2025

Expion360 Inc.

Balance Sheets

	As of December 31, 2024	As of December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$547,565	$3,932,698
Accounts receivable, net	613,022	154,935
Inventory	4,831,461	3,825,390
Prepaid/in-transit inventory	1,612,686	163,948
Prepaid expenses and other current assets	236,461	189,418
Total current assets	7,841,195	8,266,389

Property and equipment	914,081	1,348,326
Accumulated depreciation	(430,191)	(430,295)
Property and equipment, net	483,890	918,031

Other Assets
Operating leases – right-of-use asset	754,832	2,662,015
Deposits	27,471	58,896
Total other assets	782,303	2,720,911
Total assets	$9,107,388	$11,905,331

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$338,091	$286,985
Customer deposits	48,474	17,423
Accrued expenses and other current liabilities	187,464	292,515
Convertible note	—	2,082,856
Current portion of operating lease liability	256,153	522,764
Current portion of stockholder promissory notes	—	762,500
Current portion of long-term debt	31,758	50,839
Suspended Liability	4,985,948	—
Total current liabilities	5,847,888	4,015,882

Long-term debt, net of current portion and discount	198,412	298,442
Operating lease liability, net of current portion	542,764	2,241,325
Total liabilities	$6,589,064	$6,555,649

Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 2,096,082 and 69,230 issued and outstanding as of December 31, 2024 and 2023, respectively	2,096	69
Additional paid-in capital	37,091,468	26,445,378
Accumulated deficit	(34,575,240)	(21,095,765)
Total stockholders’ equity	2,518,324	5,349,682
Total liabilities and stockholders’ equity	$9,107,388	$11,905,331

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Operations

	For the Years Ended December 31,
	2024	2023
Net sales	$5,624,939	$5,981,134
Cost of sales	4,469,711	4,405,611
Gross profit	1,155,228	1,575,523
Selling, general and administrative	7,909,219	8,745,135
Loss from operations	(6,753,991)	(7,169,612)

Other (Income) / Expense
Interest income	(86,121)	(125,854)
Interest expense	976,618	124,511
Loss on sale of property and equipment	146,760	3,426
Settlement expense	709,900	281,680
Suspended liability expense	4,985,948	—
Other income	(6,073)	(394)
Total other expense	6,727,032	283,369
Loss before taxes	(13,481,023)	(7,452,981)

Tax (income) / expense	(1,548)	3,293
Net loss	$(13,479,475)	$(7,456,274)

Net loss per share (basic and diluted)	$(21.03)	$(108.25)
Weighted-average number of common shares outstanding	641,011	68,882

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Stockholders’ Equity (Deficit) for Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	68,025	$68	$25,246,388	$(13,639,491)	$11,606,965
Proceeds received from cashless exercise of warrants	413	—	(24)	—	(24)
Proceeds received from cash exercise of warrants	150	—	49,800	—	49,800
Stock issued as a result of litigation settlement	520	1	251,679	—	251,680
Issuance of warrants	—	—	65,046	—	65,046
Issuance of stock options	—	—	371,071	—	371,071
Issuance of RSUs	—	—	124,249	—	124,249
Settlement of vested RSUs	122	—	—	—	—
Issuance of common stock in exchange for short-term loan costs	—	—	337,169	—	337,169
Net loss	—	—	—	(7,456,274)	(7,456,274)
Balance at December 31, 2023	69,230	$69	$26,445,378	$(21,095,765)	$5,349,682
Stock issued for ELOC	4,336	4	828,487	—	828,491
Proceeds received from cashless exercise of warrants	16	—	(4)	—	(4)
Proceeds received from cash exercise of warrants	—	—	26	—	26
Stock issued for interest payment	414	—	90,839	—	90,839
Issuance of stock options	—	—	464,328	—	464,328
Issuance of RSUs	—	—	141,417	—	141,417
Settlement of vested RSUs	525	—	46,889	—	46,889
Settlement of commitment shares	635	1	(1)	—	—
Stock issued as a result of litigation settlement	1,000	1	208,999	—	209,000
Issuance shares and pre-funded warrants, follow-on offering, net of issuance costs	500,000	500	8,681,190	—	8,681,690
Proceeds from exercise of Series A warrants	14,900	15	77,555	—	77,570
Proceeds from exercise of Series B warrants	1,294,367	1,296	106,575	—	107,871
Shares issued for true-up upon reverse stock split	210,659	210	(210)	—	—
Net loss	—	—	—	(13,479,475)	(13,479,475)
Balance at December 31, 2023	2,096,082	$2,096	$37,091,468	$(34,575,240)	$2,518,324

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.
Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities

Net loss	$(13,479,475)	$(7,456,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	173,973	205,723
Amortization of convertible note costs	667,144	—
Loss on sale of property and equipment	146,760	3,426
Decrease in allowance for doubtful accounts	—	(18,804)
Stock-based settlement	209,000	251,680
Stock-based compensation	616,632	560,365
Decrease in right-of-use assets and lease liabilities	(67,778)	—
Increase in suspended liability	4,985,948	—

Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	(458,087)	161,904
(Increase) / Decrease in inventory	(1,006,071)	704,746
Increase in prepaid/in-transit inventory	(1,448,738)	(22,338)
Increase in prepaid expenses and other current assets	(47,043)	(17,626)
Decrease in deposits	31,425	5,005
Increase in accounts payable	51,106	56,735
Increase in customer deposits	31,051	17,365
Increase / (Decrease) in accrued expenses and other current liabilities	21,819	(13,649)
Increase in right-of-use assets and lease liabilities	9,789	30,510
Net cash used in operating activities	(9,562,545)	(5,531,232)

Cash flows from investing activities
Purchases of property and equipment	(19,203)	(20,170)
Net proceeds from sale of property and equipment	132,611	36,748
Net cash provided by investing activities	113,408	16,578

Cash flows from financing activities
Proceed from / (Principal payment on) convertible note	(2,750,000)	2,420,025
Principal payments on long-term debt	(119,111)	(161,194)
Principal payments on stockholder promissory notes	(762,500)	(62,500)
Proceeds from exercise of warrants	185,434	49,800
Settlement of fractional shares for cashless warrant exercise	—	(23)
Net proceeds from issuance of common stock	9,510,181	—
Net cash provided by financing activities	6,064,004	2,246,108

Net change in cash and cash equivalents	(3,385,133)	(3,268,546)
Cash and cash equivalents, beginning	3,932,698	7,201,244
Cash and cash equivalents, ending	547,565	3,932,698

 Expion360 Inc.

Statements of Cash Flows - Continued

	For the Years Ended December 31,
Supplemental disclosure of cash flow information:	2024	2023
Cash paid for interest	$220,714	$121,894
Cash paid / (received) for franchise taxes	$(258)	$1,853

Non-cash financing activities:
Acquisition/modification of operating lease right-of-use asset and lease liability	$—	$(13,993)
Issuance of common stock for payment on accrued interest	$90,839	$—
Issuance of common stock for payment on accrued compensation	$36,029	$—
Issuance of common stock in exchange for short-term loan costs	$—	$(337,169)

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

Unless otherwise noted, all references to shares and stockholders in the accompanying financial statements have been restated retroactively, to reflect the equity structure of the C corporation as of the beginning of the first period presented.

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

As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2024 are issued. However, management is working to address its cash flow challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s sales for 2024 decreased 6.0% compared to sales for 2023, as the overall RV market experienced a severe slowdown. For the year ended December 31, 2024, we received net proceeds of $9,510,181 from issuance of common stock and an additional $185,434 from exercise of warrants. For the year ended December 31, 2023, we received net proceeds of $2,420,025 from issuing commitment shares in exchange for a short-term convertible note, and $49,777 from warrant exercises. On April 1, 2022, the Company completed an initial public offering and listing of its shares on the Nasdaq Stock Market (IPO).

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

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of US Treasury-related ultra-short paper, which earned $86,121 and $125,755 during the years ended December 31, 2024 and 2023, respectively. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of December 31, 2024, cash balances exceeded FDIC limits by $277,522 and investment accounts totaling $712 are invested in US Treasury-related ultra-short paper.

 Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. There was no allowance for doubtful accounts as of December 31, 2024 or December 31, 2023, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of December 31, 2024 and December 31, 2023, the Company had customer deposits totaling $48,474 and $17,423, respectively.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of December 31, 2024 and December 31, 2023, the Company had inventory that consisted of finished assemblies totaling $4,077,013 and $2,967,021, respectively, and raw materials (inventory components, parts, and packaging) totaling $754,448 $858,369, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of December 31, 2024 or December 31, 2023. The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $1,612,686 and $163,948 at December 31, 2024 and December 31, 2023, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the years ended December 31, 2024 and 2023, approximately 82% and 70%, respectively, of inventory purchases were made from foreign suppliers in Asia. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Europe, enabling the Company to source materials outside of Asia in the event it becomes necessary to do so.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 - 7 years
Manufacturing equipment	3 - 10 years
Office furniture and equipment	3 - 7 years
Warehouse equipment	3 - 10 years
QA equipment	3 - 10 years
Tooling and molds	5 - 10 years

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the years ended December 31, 2024 or 2023.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a twelve-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s experience of the amount of claims actually made. Management estimates no liability as of December 31, 2024 and 2023 because, historically, there have been very few claims and costs for repairs or replacement parts have been nominal. It is possible that the Company’s estimate of liability for product liability claims will change in the near term.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. No refund liability was recognized in the year ended December 31, 2023 or December 31, 2024. Revenue is recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

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

During the year ended December 31, 2024, sales to one customer totaled $726,292, or approximately 14% of our total sales and had 6% of our outstanding accounts receivable at December 31, 2024. Four other customers had accounts receivable balances totaling $339,111, representing 60% of total accounts receivable as of December 31, 2024. Sales to each of our other customers did not exceed 10% during this period. During the year ended December 31, 2023, sales to two customers totaled $1,237,232, or approximately 21% of our total sales, and these customers did not have any outstanding accounts receivable at December 31, 2023. While these customers did not have accounts receivable balances as of December 31, 2023, four other customers had accounts receivable balances totaling $142,255, representing 91% of total accounts receivable as of December 31, 2023. Sales to each of our other customers did not exceed 10% during this period.

Shipping and Handling Costs

Shipping and handling fees billed to customers are classified on the Statement of Operations as “Net sales” and totaled $99,201 and $70,712 during the years ended December 31, 2024 and 2023, respectively. Shipping and handling costs for shipping product to customers totaled $260,946 and $199,288 during the years ended December 31, 2024 and 2023, respectively, and are classified in selling, general and administrative expense in the accompanying Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $926,430 and $929,220 for the years ended December 31, 2024 and 2023, respectively, and is included in selling, general and administrative expense in the accompanying Statements of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $295,292 and $397,662 for the years ended December 31, 2024 and 2023, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and JOBS Act. As of December 31, 2024 and December 31, 2023, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act, mainly due to the Company’s history of net operating losses.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (the “CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on its financial statements in 2024 and beyond.

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

The following shows the amounts used in computing net loss per share:

	Years Ended December 31,
	2024	2023
Net loss	$(13,479,475)	$(7,456,274)
Weighted average common shares outstanding – basic and diluted	641,011	68,882
Basic and diluted net loss per share	$(21.03)	$(108.25)

As of December 31, 2024 and 2023, the Company has outstanding warrants, options, and restricted stock units (“RSUs”) convertible into 5,392,395 and 19,167 shares of common stock, respectively. The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

	Years ended December 31,
	2024	2023
Warrants	6,889	8,045
Warrants – Series A	5,286,692	—
Warrants – Series B	87,384	—
Stock options	11,430	10,756
RSUs	—	366
	5,392,395	19,167

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU was issued to clarify reporting requirements for public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The Company will adopt this standard effective January 1, 2024, but does not anticipate an impact on the Company’s financial statements or disclosures in this Report, as we currently have one reportable segment.

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

In July 2023, the FASB issued ASU 2023-03, amending “Presentation of Financial Statements (Topic 205),” “Income Statement – Reporting Comprehensive Income (Topic 220),” “Distinguishing Liabilities from Equity (Topic 480),” “Equity (Topic 505),” and “Compensation – Stock Compensation (Topic 718).” The company adopted this standard effective December 15, 2023.

Accounting Guidance Issued but Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” This ASU was issued to improve the disclosures about an entity’s expenses, and require certain types of expenses to be disclosed individually. The Company is currently evaluating the impact of this standard on its financial statement.

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

3.    Property and Equipment, Net

Property and equipment consist of the following:

	Years Ended December 31,
	2024	2023
Vehicles and transportation equipment	$406,013	$551,906
Manufacturing equipment	168,099	179,274
Office furniture and equipment	153,698	188,131
Warehouse equipment	72,964	81,164
Leasehold improvements	69,725	314,819
QA equipment	43,582	33,032
	914,081	1,348,326

Less: accumulated depreciation	(430,191)	(430,295)
Property and equipment, net	$483,890	$918,031

Depreciation expense was $173,973 and $205,723 for the years ended December 31, 2024 and 2023, respectively. There were disposals and sales of fixed assets during the years ended December 31, 2024 and 2023 resulting in the net cash received of $132,611 and $36,748, respectively. As a result of disposals and sales of fixed assets we recognized losses during the year ended December 31, 2024 and 2023 of $146,760 and $3,426, respectively. The majority of the disposals in the year ending December 31, 2024 were for equipment and leasehold improvements when we terminated the lease of our second warehouse in Redmond, Oregon in order to reduce ongoing monthly expenses.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2024	2023

Accrued salaries and payroll liabilities	$145,686	$225,685
Rebate liability	—	31,411
Commissions	30,913	12,608
Deferred income and deposit (sublease)	4,549	4,445
Accrued interest	760	2,839
Franchise tax	150	1,840
Other	5,406	13,687
Accrued expenses and other current liabilities	$187,464	$292,515

5.     Long-Term Debt

Long-term debt consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, due August 2025, secured by equipment and personally guaranteed by a co-founder.	2,657	6,317
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, due July 2026, secured by a vehicle and personally guaranteed by a co-founder. This note was paid in full in March 2024.	—	14,196
Note payable – SBA. Economic Injury Disaster Loan payable in monthly installments of $731, including interest at 3.75% per annum, due May 2050, and personally guaranteed by a co-founder.	143,144	146,926
Notes payable – The Company has acquired six notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The agreement expired in April 2023 but was renewed for a commercial line up to $350,000 and prevailing GM Financial existing term notes will remain. The new agreement expires in April 2024. One note was paid off when the corresponding vehicle was sold in May 2023, so there are five notes remaining at December 31, 2024. The notes are currently payable in aggregate monthly installments of $4,084, including interest at rates ranging from 5.89% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles. Two of the notes are personally guaranteed by a co-founder. Two of the notes were paid in full in February 2024; these notes had a combined principal balance of $72,115 as of December 31, 2024.	84,369	181,842
Total	$230,170	$349,281
Less current portion	(31,758)	(50,839)
Long-term debt, net of unamortized debt discount and current portion	$198,412	$298,442

Future maturities of long-term debt are as follows:

Years ending December 31,
2025	$31,758
2026	31,058
2027	30,590
2028	8,212
2029	4,002
Thereafter	124,550
Total	$230,170

6.     Stockholder Promissory Notes

As of December 31, 2024 and December 31, 2023, the Company had an outstanding principal balance of $0 and $762,500 due to stockholders under unsecured Promissory Notes Agreements (“Notes”). The Notes require monthly interest-only payments at 10% per annum. The Notes would have matured in September 2024 and December 2024 as follows: September 2024 - $500,000 (this Note would have matured in August 2023, but in June 2023, an agreement was signed extending the maturity date to August 2024, and in June 2024, an agreement was signed further extending the maturity date to September 2024); and December 2024 - $200,000. A note for $62,500 that matured in January 2024 was paid in January 2024, and Notes for $500,000 that matured in September 2024 and $200,000 that matured in December 2024 were both paid in August 2024. As of December 31, 2024, there were no Notes outstanding.

Interest paid to the stockholders under the Notes totaled $42,862 and $82,508 during the years ended December 31, 2024 and 2023, respectively. There was no accrued interest as of December 31, 2024 or 2023 related to these Notes.

7.    Equity and Debt Financings

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

The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (Pre-Reverse Stock Split) and could be exercised at any time until all Pre-Funded Warrants are exercised in full. As of December 31, 2024, all Pre-Funded Warrants have been exercised.

Each Series A Warrant is exercisable at any time or times beginning on September 30, 2024, which was the first trading day following the Company’s notice to the Series A Warrant holders of stockholder approval received at the Company’s annual meeting of stockholders held on September 27, 2024 (the “2024 Annual Meeting”), and will expire five years from such date. Each Series A Warrant was initially exercisable at an exercise price of $24.00 per share of common stock (post-Reverse Stock Split). The exercise price of the Series A Warrants was subject to reduction on the 11th trading day after the stockholder approval to the greater of the lowest daily volume weighted average price (“VWAP”) during the ten trading day period following the stockholder approval and the floor price of $5.206 (representing 20% of the lower of our common stock’s closing price on The Nasdaq Capital Market on the date that we priced the August 2024 Public Offering (post-Reverse Stock Split) or our common stock’s average closing price on The Nasdaq Capital Market for the five trading days ending on such date (such lower price, without giving effect to such 20% reduction, the “Nasdaq Minimum Price”), and the number of shares issuable upon exercise would be proportionately adjusted such that the aggregate exercise price would remain unchanged. As of September 30, 2024, there would have been 5,301,592 shares of common stock (post-Reverse Stock Split and assuming the Adjustment had occurred on September 30, 2024) issuable upon exercise of the Series A Warrants. Subsequent to September 30, 2024, the exercise price under the Series A Warrants was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price, post-Reverse Stock Split), beginning on October 14, 2024, the 11th trading day following stockholder approval. As of December 31, 2024, 14,900 shares of common stock have been issued upon exercise of Series A Warrants and 5,286,692 shares of Common stock remain issuable upon exercise of Series A Warrants.

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

On August 8, 2024, in connection with the closing of the August 2024 Public Offering, the Company repaid the 3i Note, and the Company’s obligations under the 3i Note were fully satisfied and discharged. Prior to the closing of the August 2024 Public Offering, the Company had issued 414 shares of common stock (post-Reverse Stock Split) for the payment of $90,839 in interest.

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

Reverse Stock Split True-Up Payment

Effective as of 5:00 p.m. Pacific Time on October 8, 2024 (the “Effective Date”), The Company effected a 1-for-100 reverse stock split of our common stock (the “Reverse Stock Split”), which was approved by the Board on September 27, 2024, following stockholder approval at our annual meeting of stockholders held on September 27, 2024.

As a result of the daily VWAP of the common stock during the five trading days before and after the Reverse Stock Split, a Reverse Stock Split cash true-up payment provision in the Series A Warrants, which is capped at $5.0 million in the aggregate under all Series A Warrants, was triggered, but the payment of the Reverse Stock Split cash true-up payment was suspended in accordance with the terms of the Series A Warrants.

During the year ended December 31, 2024, $14,052 of this liability was relieved in connection with the exercise of Series A Warrants, leaving a remaining liability of $4,985,948 as of December 31, 2024. We used $500,000 of the net proceeds from the registered direct offering and warrant private placement that closed on January 3, 2025 to satisfy a portion of certain amounts owed to the holders of the Series A Warrants pursuant to the terms thereof.

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

The following is a summary of total lease costs for the years ending December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Operating lease cost	$610,549	$749,975
Short-term lease costs	1,149	150
Variable lease costs	—	—
Sublease income	(42,804)	(49,916)
	$568,894	$700,209

The weighted-average remaining lease term was 2.91 and 4.54 years as of December 31, 2024 and 2023, respectively. The weighted average discount rate was 7.60% and 8.47% as of December 31, 2024 and 2023, respectively. Operating cash flows from the operating leases totaled $455,690 and $469,923 for the years ended December 31, 2024 and 2023, respectively.

The total lease liability as of December 31, 2024 and 2023 was $798,917 and $2,764,089, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2024, for years ending December 31:

Total
2025	$307,536
2026	307,632
2027	256,878
2028	21,458
2029	—
Thereafter	—
Total future minimum lease payments	893,504
Less imputed interest	(94,587
Total	$798,917

Current lease liability	$256,153
Noncurrent lease liability	542,764
Total	$798,917

Subleases

As of December 31, 2024, the Company subleases office and warehouse space under one of its existing operating leases with similar terms as the Company’s lease agreements. Two additional leases ended in February, 2023. Because the Company is not relieved of its primary obligations under the original lease, the Company accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $42,804 and $49,916 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, deferred income and a sublease deposit totaled $4,549 and $4,445, respectively, and is included in accrued expenses and other current liabilities on the accompanying Balance Sheets.

The total future minimum sublease payments are $7,169, all due in the year ending December 31, 2025.

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters will not likely have a material adverse effect on the Company’s financial statements.

On November 22, 2022, the Company received notice of a complaint (the “Complaint”) filed against it in Oregon state court by Ravi Sinha. The Complaint alleged, inter alia, that Mr. Sinha was entitled to 282,284 shares of the Company's common stock, or in the alternative, $300,000 plus interest in connection with services he previously rendered the Company as its chief executive officer. On March 21, 2023, the Company entered into a settlement agreement with Mr. Sinha and the matter has been resolved with $30,000 cash and the issuance of 52,000 shares of common stock at the closing price of $4.84 per share on March 31, 2023, for a total settlement value of $281,680. (see Note 11, Stockholders’ Equity).

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

See Note 14 – “Subsequent Events” in this Quarterly Report for additional information about the Reverse Stock Split and the Nasdaq Listing Requirement.

9.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2024 and December 31, 2023, 2,096,082 and 69,230 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

As of December 31, 2024, of the 50,000,000 Units sold in the August 2024 Public Offering at $0.20 per unit (Pre-Reverse Stock Split), 500,000 shares of common stock (post-Reverse Stock Split) were issued, as all 16,598,000 Pre-Funded Warrants have been exercised.

Prior to the Company’s payoff of the 3i Note in connection with the closing of the August 2024 Public Offering, the Company had issued 414 shares of common stock for the payment of $90,839 in interest. As of December 31, 2024, the Company has sold 4,336 shares of common stock for an aggregate amount of $828,491, of which $434,958 was used to repay a portion of the balance under the 3i Note, consisting of $380,042 to the loan principal, $34,204 to interest and $20,712 as a redemption premium.

On May 2, 2024, at the closing price of $209.00 per share, the Company agreed to issue 1,000 shares of common stock valued at $209,000 as well as $100,000 in cash as part of a settlement agreement for a total value of $309,000.

On March 31, 2023, at the closing price of $484.00 per share, the Company issued 520 shares of common as part of a settlement agreement for a total value of $251,680.

On January 16, 2023, at the closing price of $454 per share, the Company issued 79 shares of common stock for stock-based compensation that had been accrued in 2023, for a total value of $36,029.

As of December 31, 2024 and December 31, 2023, 2,096,082 and 69,230 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

Initial Public Offering

On April 1, 2022, the Company completed an initial public offering (“IPO”). A total of 24,668 shares of common stock were sold at $700.00 per share in the IPO, for total gross proceeds of $17,267,250.

Warrants/Options

During the year ended December 31, 2023, 73,000 warrants exercisable for 730 shares at $290.00 per share were exercised using the cashless conversion option which resulted in the issuance of 311 shares of common stock (post-Reverse Stock Split). This left 78,000 warrants remaining, which expired on November 9, 2024, without being exercised, and there are no warrants remaining at $290.00 per share as of December 31, 2024.

During the year ended December 31, 2023, 22,606 warrants exercisable for 226 shares of common stock at $332.00 per share were exercised using the cashless conversion option, which resulted in the issuance of 102 shares of common stock, and 15,000 warrants exercisable for 150 shares of common stock at $332.00 per share were exercised on a cash basis, which resulted in the issuance of 150 shares of common stock. During the year ended December 31, 2024, 7,535 warrants exercisable for 75 shares of common stock at $332.00 per share were exercised using the cashless conversion option which resulted in the issuance of 16 shares of common stock. This leaves 514,290 warrants remaining convertible into 5,149 shares of common stock with an exercise price of $332.00 per share as of December 31, 2024.

On August 10, 2023, the Company issued 25,000 warrants to their investor relations firm in accordance with a letter of engagement signed July 22, 2022, to purchase 250 shares of common stock at an exercise price of $500.00 per share. The warrants expire two years from the date of grant on August 9, 2025. The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and following assumptions: per share price of common stock on date of grant $5.20, expected dividend yield of 0%, expected volatility of 88%, risk-free interest rate of 4.82% and expected life based on contractual life of two years. The fair value of $65,045 was recorded as an increase in additional paid-in capital and expensed to Legal and Professional Services.

As part of a settlement agreement on May 2, 2024, the Company agreed to modify the exercise price of 88,803 warrants convertible into 891 shares from $910.00 to $450.00.

8,125,000 Series B Warrants exercisable for 496,232 shares at $0.10 per share were exercised using the cashless conversion option which resulted in the issuance of 215,678 shares of common stock (based on a $5.206 reset price). Another 46,300,000 Series B Warrants were exercised on a cash basis which resulted in the issuance of 1,078,689 shares of common stock (based on a $5.206 reset price). This leaves 3,075,000 Series B warrants remaining, which are exercisable for 87,384 shares (post-Adjustment), as of December 31, 2024. In addition, 323,203 Series A Warrants were exercised on a cash basis which resulted in the issuance of 14,900 of common stock. This leaves 114,676,797 Series A Warrants remaining, which are exercisable for 5,286,692 shares of common stock, as of December 31, 2024.

As of December 31, 2024 and December 31, 2023, a total of 687,295 and 772,830 regular warrants to purchase 6,889 and 7,745 shares of common stock, respectively, were issued and outstanding. As of December 31, 2023, a total of 30,000 options, which were not issued under a specified plan, were outstanding. However, all 30,000 non-plan options expired on November 8, 2024, and there are no non-plan options outstanding as of December 31, 2024.

Below is a summary of warrants and stock options issued and outstanding as of December 31, 2024:

Number of Warrants		Issuable Shares	Exercise Price per share	Weighted Average Remaining Life (Years)
3,075,000	(1)	87,384	$0.10	N/A	(3)
114,676,797	(2)	5,286,692	$5.206	4.74
514,290		5,149	$332.00	6.89
88,803		891	$450.00	2.25
25,000		250	$500.00	0.61
59,202		599	$910.00	2.25
			118,439,092	5,380,965

(1)	Series B Warrants are subject to reset pricing to determine the number of shares issuable.

(2)	Series A Warrants are subject to reset pricing to determine the number of shares issuable.
(3)	Series B warrants do not have an expiration date.

Equity Plans

As of December 31, 2024, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan.

During the year ended December 31, 2024, the Company granted 161 RSUs, granted 1,045 options, and canceled 100 options (post-Reverse Stock Split) under the 2021 Incentive Award Plan. The compensation costs that have been charged against operations were $581,504 and $495,320 for the years ended December 31, 2024 and 2023.

No shares have been issued to date under the 2021 Employee Stock Purchase Plan.

2021 Incentive Award Plan

The purpose of the Company’s 2021 Incentive Award Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the 2021 Incentive Award Plan to eligible employees, consultants, and non-employee directors. The number of shares issued under the 2021 Incentive Award Plan is subject to limits and is adjusted annually. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. As of December 31, 2024, the aggregate number of shares that can be issued under the 2021 Incentive Award Plan is 17,958, of which 11,430 options and 649 RSUs have been granted. The number of shares granted, the exercise price, and the terms will be determined at date of grant; however, the exercise price shall not be less than 100% of the fair value on the grant date (110% for options granted to greater than 10% stockholders, except for options granted to Mr. Yozamp in August 2023, which were at 100%) and the term shall not exceed ten years.

2021 Employee Stock Purchase Plan

The purpose of the Company’s 2021 Employee Stock Purchase Plan is to assist eligible employees of the Company in acquiring a stock ownership in the Company and to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The 2021 Employee Stock Purchase Plan consists of a Section 423 Component and Non-Section 423 Component. The Section 423 Component is intended to qualify as an employee stock purchase plan and also authorizes the grant of options. Options granted under the Non-Section 423 Component shall be granted pursuant to separate offerings containing sub-plans. The Company may make one or more offerings under the 2021 Employee Stock Purchase Plan. The duration and timing of each offering period may be established or changed by the board, but in no event may an offering period exceed 27 months and in no event may the purchase period for the option exceed the duration of the offering period under which it is established. On each exercise date for an offering period, each participant shall automatically be deemed to have exercised the option to purchase the largest number of whole shares which can be purchased under the offering. Option awards are generally granted with an exercise price equal to 85% of the lesser of the fair market value of a share on (a) the applicable grant date and (b) the applicable exercise date, or such other price as designated by the administrator, provided that in no event shall the option price be less that the per share par value price. The maximum number of shares granted under the 2021 Employee Stock Purchase Plan shall not exceed 25,000 shares.

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

The Company has computed the fair value of the 2,455 options granted during the year ended December 31, 2023 using the following assumptions:

Expected volatility	105.27%
Expected dividends	None
Expected term (in years)	6.0
Risk free rate	4.33%

The Company has computed the fair value of the 1,045 options granted during the year ended December 31, 2023 using the following assumptions:

Expected volatility	124.35%
Expected dividends	None
Expected term (in years)	5.42
Risk free rate	4.08%

The following table summarizes the Company’s stock option activity under the 2021 Incentive Award Plan:

(in thousands except number of options and per options data)	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	10,756	$377.28	—	$—
Granted	1,045	345.00	—	—
Exercised	—	—	—	—
Canceled	371	444.06	—	—
Outstanding at end of period	11,430	$372.16	7.36	$—
Exercisable at end of period	10,463	$365.88	7.23	$—

During the years ended December 31, 2024 and 2023, the weighted-average grant-date fair value of the options granted to employees and non-employees was $312,873 and $998,915, respectively. Unrecognized compensation expense related to employees and non-employees was $101,970 as of December 31, 2024. The options granted in May 2022 were vested 100% at time of grant. The options granted in August 2023 began to vest in equal quarterly installments beginning September 30, 2023 and ending June 30, 2026. The options granted in March 2024 were vested 50% at the time of grant, then the remainder continues to vest in 12 equal quarterly installments thereafter, beginning June 30, 2024.

The following table summarizes the Company’s RSU activity under the 2021 Incentive Award Plan:

(in thousands except number of options and per options data)	Number of restricted stock awards		Weighted average grant-date fair value
Nonvested at beginning of year	366	$	180,072
Granted	161		73,094
Vested	527		253,166
Forfeited	—		—
Nonvested at end of year	—	$	—

There was no unrecognized compensation cost related to non-vested RSUs as of December 31, 2024.

Common Stock Reserved for Future Issuance

The following is a summary of common stock shares reserved for future issuance as of December 31, 2024:

Exercise of warrants	6,889
Exercise of stock options – 2021 Incentive Award Plan	11,430
Exercise of restricted stock units – 2021 Incentive Award Plan	—
Exercise of Series A warrants	5,286,692
Exercise of Series B warrants	87,384
Total shares of common stock reserved for future issuances	5,392,395

10.    Segment Reporting

The Company focuses on the design, assembly, manufacturing, and sale of lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine applications and home energy storage products with plans to expand into industrial applications. We sell to wholesalers, distributors, and OEMs, as well as directly to consumers, and cannot always determine which application our batteries are ultimately used in.

The accounting policies for this segment aligns with those outlined in the summary of significant accounting policies. The Chief Executive Officer is the Chief Operating Decision Maker (CODM) and assesses the performance of this segment and allocates resources based on net income or loss, which is reflected on the Statements of Operations, and the measure of segment assets is represented as total assets on the Balance Sheet, included in the Financial Statements section of this Annual Report.

The CODM evaluates the net income or loss from our one reportable segment. Net income or loss is also utilized to monitor the difference between budgeted and actual results, offering insights into financial performance and guiding any necessary corrective actions. Additionally, the CODM employs net income or loss for competitive analysis by comparing its financial performance with other competitors in the Energy Storage (ES) space.

The Company does not engage in any intra-entity sales or transfers.

The Company has identified one reportable segment: Energy Storage (ES). This segment generates revenue in North America, and the Company manages its product sales and associated expenses on a total basis.

11.    Income Taxes

Our losses before income taxes for the years ended December 31, 2024 and 2023 were generated primarily from U.S. operations.

We have no current or deferred provision for income taxes from continuing operations for the years ended December 31, 2024 and 2023.

The significant differences between the U.S. Federal statutory rate and our effective rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2024	2023
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	(5.1)	(4.9)
Change in valuation allowance	22.6	19.9
NQSO Comp – Other	2.1	2.2
EQ Comp – Other	0.0	0.0
True-up Adjustment	1.5	3.8
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2024 and 2023.

Deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Net Operating Losses	$6,274,519	$3,434,559
Stock-based compensation	170,064	153,692
Depreciation	138,334	61,547
Other	256,179	120,072
Subtotal	6,839,096	3,769,870
Valuation allowance	(6,839,096)	(3,769,870)
Deferred tax liabilities:	—	—
Net deferred tax asset	$—	$—

For financial reporting purposes, the Company incurred losses for the year ended December 31, 2024 and December 31, 2023 and for each period since inception. Accordingly, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024, the Company had approximately $29,036,703 of federal and state net operating losses.

Accrued income taxes as of the end of each year as follows:

	As of December 31,
	2024	2023
Current:
Federal	$—	$—
State Franchise Fees	150	1,840

A reconciliation between the amount of income tax benefit determined by applying the U.S statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2024	2023
Income tax provision at federal statutory rate	$(2,839,422)	$(1,565,126)
State taxes	(689,421)	(361,328)
Stock-based compensation	278,572	163,170
Penalties and Fines	—	22
Other	196,608	283,876
Valuation allowance	3,053,661	1,479,386
Net deferred tax asset	$—	$—

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes penalties and interest, for the year ended December 31, 2024 is zero.

The Company is subject to taxation in the United States and Oregon. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2018 through 2024 remain open for examination by various taxing jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company has not accrued any penalties or interest related to uncertain tax positions.

In anticipation of an initial public offering, the Company converted from a limited liability company to a C corporation, a taxable entity, effective November 1, 2021.

For the year ended December 31, 2023, the Company accrued $1,840 for state minimum income taxes, and did not accrue federal income taxes due to net losses in 2023. For the year ended December 31, 2024 the Company adjusted the accrual to $150 for state income taxes, as we do not anticipate owing more than the minimum state income taxes for 2024.

Since converting to a C corporation, the Company has incurred losses and consequently recorded no provision for state or federal income taxes for the years ended December 31, 2024 and 2023. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of December 31, 2024 and December 31, 2023, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate.

12.    401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate. The Company has the option to make profit sharing contributions at its discretion. No profit-sharing contributions have been made.

13.    Related-Party Transactions

As of December 31, 2023, related party transactions consisted of the Notes (see Note 6, Stockholder Promissory Notes).

As of December 31, 2024, there were no outstanding related-party transactions, as all Stockholder Promissory Notes had been repaid.

14.    Subsequent Events

January 2025 Registered Direct Offering and Warrant Private Placement

On January 3, 2025, the Company sold to certain institutional investors, in a registered direct offering, an aggregate of (i) 474,193 shares of common stock; and (ii) 574,193 pre-funded warrants (the “January 2025 Pre-Funded Warrants”) to purchase up to 574,193 shares of common stock (the “January 2025 Pre-Funded Warrant Shares”). The offering price per share was $2.48 and the offering price per January 2025 Pre-Funded Warrant was $2.479. Each January 2025 Pre-Funded Warrant was exercisable for one share of common stock for $0.001 immediately upon issuance and the January 2025 Pre-Funded Warrants were all exercised immediately upon issuance. The number of January 2025 Pre-Funded Warrant Shares are subject to adjustments for stock splits, recapitalizations, and reorganizations. The January 2025 Pre-Funded Warrants were exercised in full on January 3, 2025.

In a concurrent private placement that closed January 3, 2025, the Company also issued to the institutional investors unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 1,048,386 shares of common stock (the “January 2025 Warrant Shares”) at an exercise price of $2.36 per share, subject to adjustment for reverse stock splits, recapitalizations, and reorganizations. In connection with the private placement, the Company filed a registration statement on Form S-1 (File No. 333-284354), which was declared effective by the SEC on February 11, 2025, covering the resale of the January 2025 Warrant Shares.

The Company received net proceeds of approximately $2.2 million from the offering and used approximately $500,000 of the net proceeds to satisfy a portion of certain amounts owed to our Series A Warrant holders pursuant to the terms of the outstanding Series A Warrants.