Form 10-K/A
period 2024-12-31
Expion360 Inc.
filed 2025-04-30
CIK 1894954

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

As of April 25, 2025, there were 3,374,468 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Expion360 Inc., a Nevada corporation (“Expion360,” the “Company,” “we,” or “us”), for the fiscal year ended December 31, 2024 (the “Original Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosure regarding incorporation by reference on the cover page of the Original Report.

The Part III Information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original Report by reference from our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the Part III Information in the Original Report because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page and Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety. In addition, Item 15 of Part IV of the Original Report is hereby amended and restated herein to include, as Exhibit 31.2, a contemporaneously dated certification by our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certification”). Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K or include financial statements or other financial information, (i) paragraphs 3, 4, and 5 of the 302 Certification have been omitted, and (ii) no contemporaneously dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits hereto.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements in this Amendment No. 1, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections regarding the markets where we operate, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding expected capital expenditures, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Amendment No. 1 are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Prospective investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include those described in the Original Report, as well as the other reports we file with the SEC from time to time.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors (our “Board”) consists of five directors, and each director’s term expires at each annual meeting of stockholders. Our executive officers are appointed by the directors and the directors may, at any time, terminate the appointment or otherwise revoke, withdraw, alter, or vary all or any of the functions, duties, and powers of the officer.

Below is a list of the names, ages, positions, and a brief account of business experience, of the individuals who serve as our executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers
Brian Schaffner	55	Chief Executive Officer, Interim Chief Financial Officer, and Director
Paul Shoun	54	Co-Founder, President, and Chairman of our Board
Carson Heagen	34	Chief Operating Officer

Non-Employee Directors(1)
George Lefevre (2)	57	Director
Tien Q. Nguyen (3)	62	Director
Steven M. Shum(4)	54	Director

(1)	All Non-Employee Directors are members of all three committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.
(2)	Chair of the Nominating and Corporate Governance Committee.
(3)	Chair of the Compensation Committee.
(4)	Chair of the Audit Committee.

Executive Officers

Brian Schaffner – Chief Executive Officer, Interim Chief Financial Officer, and Director. Mr. Schaffner has served as our Chief Executive Officer since January 2023, as our Interim Chief Financial Officer since January 2025, and as a member of our Board since August 2023. Mr. Schaffner previously served as our Chief Financial Officer beginning in March 2021. Mr. Schaffner also serves as a Professor of Business and Accounting at Walla Walla University, a position he has held since July 2020. He previously served as Vice Principal of Finance for Monterey Bay Academy from March 2019 to June 2020, and Vice Principal of Finance for Mount Ellis Academy from July 2015 to February 2018. Mr. Schaffner also served as the Development, Recruiting, Marketing and Alumni Relations Director of Mount Ellis Academy from March 2018 to February 2019. Over the past three decades, he has served in a variety of executive leadership roles in senior-living, assisted-living skilled nursing facilities, retail stores and schools. In addition, his educational instructional experience includes courses at the secondary school and university levels, including accounting, cost accounting, management, personal finance, welding, auto mechanics and aviation ground school. Mr. Schaffner holds a Bachelor of Science in Business Administration and Accounting from Walla Walla College and a Master of Business Administration from the University of Phoenix. We believe Mr. Schaffner is qualified to serve as a member of our Board because of his executive leadership experience and extensive knowledge of our Company and industry.

Paul Shoun – Co-Founder, President, and Chairman of our Board. Mr. Shoun is a Co-Founder of our Company and has served as Chairman of our Board since August 2023 and as President since April 2021. Mr. Shoun previously served as our Chief Operating Officer from April 2021 to April 2025. In addition, he previously served as our Vice President of Operations beginning in March 2020. Before joining the Company, Mr. Shoun worked at Tensility International Corporation (“Tensility”), a custom cable assemblies company, where he served as a Business Development Manager, Project Manager and Manufacturing Manager from October 2014 to March 2020. Prior to joining Tensility, he spent over 17 years as the managing director of a corporate consulting firm. Mr. Shoun brings over 30 years of engineering and corporate management experience, including experience in project management, product development, engineering leadership, business accounting, ERP/CRM system management, and product marketing. His prior notable clients include Chrysler, Boeing, Nike IHM, Intel, and Daimler Trucks North America. We believe Mr. Shoun is qualified to serve on our Board because of his extensive experience in engineering, product development and product marketing and knowledge of our Company and industry.

Carson Heagen – Chief Operating Officer. Mr. Heagen, brings over ten years of experience in business management, operations, finance, supply chain management, product development, and enterprise resource planning (“ERP”) systems. Since joining the Company in April 2021 as the Director of Finance, Mr. Heagen quickly advanced to Vice President of Operations by November 2021. Mr. Heagen oversees the Company’s international supply chain and manufacturing, warehouse, and logistics operations, serves as the Company’s NetSuite ERP administrator, and manages the Company’s marketing initiatives. Prior to joining the Company, Mr. Heagen served as Purchasing and Supply Chain Manager at Stout Tanks & Kettles from January 2020 to April 2021 and Purchasing, Logistics, and Customer Service Manager at Tensility International Corporation from January 2017 to December 2019. Mr. Heagen’s previous experience highlights his experience in optimizing global supply chains and managing operations for tech-focused companies. Mr. Heagen holds a Bachelor of Business Administration in both Business Management and Entrepreneurial Management from Boise State University’s College of Business and Economics.

Non-Employee Directors

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

Steven M. Shum – Independent Director. Mr. Shum has served as a member of our Board since March 2022. Since October 2019, Mr. Shum has served as the Chief Executive Officer and, since October 2017, as a member of the board of directors, of INVO Fertility, Inc. (Nasdaq: IVF), a healthcare services company focused on fertility treatment. Previously, Mr. Shum served as the Interim Chief Executive Officer from May 2019 to October 2019 and Chief Financial Officer of Eastside Distilling, Inc. (“Eastside”) (Nasdaq: EAST) from October 2015 to August 2019. Prior to joining Eastside, Mr. Shum served as a member of the board of directors of XZERES Corp., a publicly traded global renewable energy company, from October 2008 until April 2015, and held various executive officer roles, including Chief Operating Officer from September 2014 to April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 to September 2014, and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum currently serves as the Managing Principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP, as well as a member of the board of directors of CalEthos Inc. (OTC: GEDC). He was a founder of Revere Data LLC (acquired by Factset Research Systems, Inc. (NYSE: FDS)) and served as its Executive Vice President, where he led product development efforts and contributed to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He holds a Bachelor of Science in Finance and General Management from Portland State University. We believe Mr. Shum is qualified to serve on our Board because of his extensive experience serving in leadership roles at publicly traded companies.

Audit Committee

We have a separately designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Lefevre, Shum and Nguyen, each of whom meet the requirements for independence under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and SEC rules and regulations and is financially literate. Mr. Shum is the chair of our Audit Committee and has been determined by our Board to be an “audit committee financial expert” as such term is defined under SEC rules and regulations. Our Board has considered the independence and other characteristics of each member of our Audit Committee and believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our Audit Committee operates under a written charter that satisfies the applicable standards of SEC and Nasdaq.

Changes to Procedures for Stockholder Nominations for Directorships

There were no material changes in 2024 to the process by which our stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed as an exhibit to the Original Report.

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

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2024, our “named executive officers” and their positions were:

•	Brian Schaffner, who currently serves as our Chief Executive Officer and Interim Chief Financial Officer;
•	Paul Shoun, who currently serves as our Co-Founder, President, and Chairman of our Board and previously served as our Chief Operating Officer through April 1, 2025; and
•	Greg Aydelott, who served as our Chief Financial Officer through December 31, 2024.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and December 31, 2023. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)
Brian Schaffner	2024	282,400(4)	—	—	12,176	—	294,576
Chief Executive Officer and Interim Chief Financial Officer	2023	270,400	27,040	203,447	—	24,000	524,887
Paul Shoun	2024	234,050(5)	—	—	12,176	—	246,226
Co-Founder, Chairman, President and Former Chief Operating Officer	2023	270,400	27,040	203,447	—	24,000	524,887
Greg Aydelott	2024	192,000	—	—	12,176	—	204,176
Former Chief Financial Officer	2023(6)	—	—	—	—	—	—

(1)	All of our named executive officers voluntarily chose to forego any bonuses in 2024. In 2023, Messrs. Schaffner and Shoun each received a discretionary bonus consisting of $13,520 in cash and $13,520 in restricted stock units (“RSUs”), which vested in full on the grant date.
(2)	Amounts reflect the full grant-date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 9 to our audited financial statements included in the Original Report and incorporated herein by reference.
(3)	Amounts reflect the full grant-date fair value of RSUs granted during the applicable year computed in accordance with ASC Topic 718. For 2024, RSUs were issued in lieu of cash payments for home office and automobile expenses.
(4)	Mr. Schaffner voluntarily deferred a portion of his base salary in 2024, which was repaid in full in 2025.
(5)	Mr. Shoun took a temporary unpaid leave of absence beginning November 16, 2024. The base salary amount represents the pro-rated portion of his base salary ($282,400) for the period from January 1, 2024 through November 15, 2024.
(6)	Mr. Aydelott was not a named executive for 2023 and ceased serving as our Chief Financial Officer as of December 31, 2024.

Base Salaries

Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In 2023, the annual base salary for each of Mr. Schaffner and Mr. Shoun was $270,400. In 2024, the annual base salary for each of Mr. Schaffner and Mr. Shoun was $282,400, and for Mr. Aydelott was $192,000. In 2025, the annual base salary for each of Mr. Schaffner and Mr. Shoun is $271,150. Each of Mr. Schaffner and Mr. Shoun reduced their salary by $11,250 in connection with the appointment of Mr. Heagen to Chief Operating Officer to make Mr. Heagen’s salary increase cash flow neutral for the Company.

Annual Bonuses

Historical Bonuses

In 2023, each of our named executive officers received discretionary bonuses comprised of a combination of cash payments and RSUs. In 2024, each of our named executive officers voluntarily declined executive bonuses.

2025 Employee Incentive Plan

On April 9, 2025, the Compensation Committee approved the 2025 Employee Incentive Plan (the “2025 Plan”), which is applicable to our executive officers and employees. The 2025 Plan provides, among other things, for the payment of cash incentive bonuses (“Cash Bonuses”) to our named executive officers based upon the achievement of pre-determined performance milestones selected by the Compensation Committee that are aligned with our strategic objectives and intended to create long-term value for stockholders. Cash Bonuses will be calculated by reference to the base salary amount set forth in each named executive officer’s respective employment agreement, and will be accrued as relevant performance milestones are achieved, provided we have met a minimum cash balance target as of the relevant payment date, as determined by the Compensation Committee. The named executive officers may elect to be issued restricted stock units pursuant to our 2021 Incentive Award Plan (“2021 Plan”) in lieu of receiving Cash Bonuses, subject to availability of reserved shares under the plan.

Equity Compensation

We offer equity awards to our employees, including our named executive officers. New equity awards are made pursuant to our 2021 Plan, which has been approved by our Board and stockholders. We believe that equity awards are necessary to remain competitive in our industry and enhance our ability to attract, retain and motivate persons who make, or we believe can make, important contributions by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities.

The stock options granted to our named executive officers during 2023 are described in the table below.

Named Executive Officer	2023 Aggregate Option Awards
Brian Schaffner	500(1)
Paul Shoun	500(2)
Greg Aydelott	500(3)

(1)	Mr. Schaffner received stock options to purchase up to 500 shares of our common stock at an exercise price of $492 per share, which vest and become exercisable in 12 equal quarterly installments through June 30, 2026, subject to Mr. Schaffner’s continued service through each vesting date.

(2)	Mr. Shoun received stock options to purchase up to 500 shares of our common stock at an exercise price of $492 per share, which vest and become exercisable in 12 equal quarterly installments through June 30, 2026, subject to Mr. Shoun’s continued service through each vesting date.

(3)	Mr. Aydelott received stock options to purchase up to 500 shares of our common stock at an exercise price of $492 per share, which were initially subject to vesting in 12 equal quarterly installments through June 30, 2026. Mr. Aydelott ceased serving as our Chief Financial Officer as of December 31, 2024. As of that date, stock options underlying 250 shares of our common stock had vested, and no additional shares will vest.

The restricted stock unit awards granted to our named executive officers during 2024 are described in the table below.

Named Executive Officer	2024 Aggregate Restricted Stock Unit Awards
Brian Schaffner	57
Paul Shoun	57
Greg Aydelott	47

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

Employee Benefits and Perquisites

Health/Welfare Plans

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, which include medical and vision benefits. Our named executive officers are eligible to participate in our employee health and welfare plans on the same basis as all of our other employees.

Perquisites

In 2023, our named executive officers received an allowance for automobile expenses and home office expenses. None of our named executive officers received perquisites for 2024.

No Tax Gross Ups

We do not make gross-up payments to cover personal income taxes that may pertain to any of the compensation or perquisites paid or provided to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Schaffner	5/2/2022	1,501	—	336.00	5/2/2032
	8/23/2023	250	250	492.00	8/23/2033
Paul Shoun	5/2/2022	2,001	—	336.00	5/2/2032
	8/23/2023	250	250	492.00	8/23/2033
Greg Aydelott	5/2/2022	501	—	336.00	5/2/2032
	8/23/2023	250	—	492.00	8/23/2033

(1)	100% of each of the awards were vested and exercisable immediately upon the grant date.

(2)	All of the stock options granted in 2022 and 2023 are incentive stock options.

Executive Compensation Arrangements

The Initial Employment Agreements

On November 15, 2021, we entered into an employment agreement with our Chief Operating Officer, Paul Shoun; on February 21, 2022, we entered into an employment agreement with our then-Chief Financial Officer, Brian Schaffner, and on May 10, 2022, we entered into an employment agreement with our then-Chief Accounting Officer, Greg Aydelott (together, the “Initial Employment Agreements”) to reflect their compensation arrangements. The Initial Employment Agreement entered into with Mr. Shoun had a term of employment with a three-year duration, while the Initial Employment Agreements entered into with Mr. Schaffner and Mr. Aydelott had an employment term with a one-year duration. Under the terms of the Initial Employment Agreements, Mr. Schaffner was entitled to a base salary of $120,000, Mr. Shoun was entitled to a base salary of $260,000, and Mr. Aydelott was entitled to a base salary of $108,000. Each executive officer was also eligible for an annual bonus, to be granted by our Board or Compensation Committee based on performance objectives and targets established annually. Under the Initial Employment Agreements, Messrs. Schaffner, Shoun and Aydelott were also entitled to participate in the Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, vacation, paid time off, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available at any point in time. Under the Initial Employment Agreements, the executive officers were also entitled to annual fringe benefits and perquisites (including automobile expense, security and reimbursement for the executive officer’s home office) and reimbursement for reasonable and necessary out-of-pocket business, entertainment, and travel expenses incurred in connection with the performance of their duties (although reimbursement for automobile, security and home office expenses has since been terminated). In addition, the employment agreements contain provisions providing for severance payments, including both base salary payment throughout the remainder of the executive’s term of employment, and a payment equal to an additional 12 months of base salary, an amount equal to the executive annual bonus measured at target rate of performance, and continuation of benefits under certain circumstances including termination by us without Cause or for Good Reason (each as defined in the Initial Employment Agreements), upon execution of a general release of claims in our favor. The Initial Employment Agreements included restrictive covenants, including a two-year non-competition provision, a two-year non-solicitation and non-disparagement provision and a confidentiality provision.

The Amended and Restated Schaffner Employment Agreement

On January 26, 2023, we promoted Brian Schaffner from his position as our Chief Financial Officer to our Chief Executive Officer. In connection with his new role, we entered into an Amended and Restated Employment Agreement with Mr. Schaffner, effective January 26, 2023 (the “Schaffner Employment Agreement”), setting forth the terms and conditions of Mr. Schaffner’s employment.

The Schaffner Employment Agreement provides for a one-year term that ended on April 1, 2023, the first anniversary of our initial public offering, which term renews automatically unless terminated by the Company or Mr. Schaffner. Pursuant to the Schaffner Employment Agreement, the Company will pay Mr. Schaffner a base salary of $270,400 per year. The Schaffner Employment Agreement provides for an annual bonus award based on the achievement of performance objectives and targets established annually by our Board or Compensation Committee, and standard employee benefits. Upon a termination of Mr. Schaffner’s employment agreement by the Company without Cause or a resignation for Good Reason (each term as defined in the Schaffner Employment Agreement), Mr. Schaffner will be paid (a) if terminated prior to April 1, 2023, an amount equal to the remaining unpaid amounts under the initial employment term, (b) continued base salary for one year, (c) an amount equal to his annual target bonus for the year of termination, (d) any earned but unpaid bonuses and (e) continued medical and dental benefits for up to one year. The Schaffner Employment Agreement generally provides for the same employee benefits as under Mr. Schaffner’s original employment agreement (although reimbursement for automobile, security, and home office expenses has since terminated). The restrictive covenants in the Initial Employment Agreement to which Mr. Schaffner is a party continue to apply.

The Amended and Restated Shoun Employment Agreement

On January 26, 2023, we promoted Paul Shoun, our Co-Founder, from his position as Chief Operating Officer to President and Chief Operating Officer. In connection with his new role, we entered into an Amended and Restated Employment Agreement with Mr. Shoun, effective January 26, 2023 (the “Shoun Employment Agreement”), setting forth the terms and conditions of Mr. Shoun’s employment.

The Shoun Employment Agreement provides for a three-year term that ended on April 1, 2025, the third anniversary of our initial public offering, which term renews automatically unless terminated by the Company or Mr. Shoun. Pursuant to the Shoun Employment Agreement, the Company will pay Mr. Shoun a base salary of $270,400 per year, increased from $260,000. Like the Initial Employment Agreement to which Mr. Shoun is a party, the Shoun Employment Agreement provides for an annual bonus award based on the achievement of performance objectives and targets established annually by our Board or Compensation Committee, and standard employee benefits. Upon a termination of the Shoun Employment Agreement by the Company without Cause or a resignation for Good Reason (each term as defined in the Shoun Employment Agreement), Mr. Shoun will be paid (a) his continued base salary for one year, (b) an amount equal to his annual target bonus for the year of termination, (c) any earned but unpaid bonuses, and (d) continued medical and dental benefits for up to one year. The Shoun Employment Agreement generally provides for the same employee benefits as under the Initial Employment Agreement to which Mr. Shoun is a party (although reimbursement for automobile, security, and home office expenses has since been terminated). The restrictive covenants in the Initial Employment Agreement to which Mr. Shoun is a party continue to apply.

The Amended and Restated Aydelott Employment Agreement

On January 26, 2023, we promoted Greg Aydelott from his position as Chief Accounting Officer to Chief Financial Officer. In connection with his new role, we entered into an Amended and Restated Employment Agreement with Mr. Aydelott, effective January 26, 2023 (the “Aydelott Employment Agreement”), setting forth the terms and conditions of Mr. Aydelott’s employment.

The Aydelott Employment Agreement terminated on December 31, 2024 when Mr. Aydelott ceased serving as our Chief Financial Officer. The restrictive covenants in the Initial Employment Agreement to which Mr. Aydelott is a party and the Aydelott Employment Agreement will continue to apply.

Equity Grant Policies

We do not have any formal policy or practices that requires us to grant, or avoid granting, equity awards at particular times. Equity awards are discretionary and are periodically granted to our named executive officers upon approval of our Compensation Committee.

We do not schedule the grant of our equity awards in anticipation of the release of material nonpublic information (“MNPI”), nor do we time the release of MNPI based on actual or anticipated equity grant dates. Furthermore, we do not time the disclosure of MNPI for the purpose of affecting the value of executive compensation.

Our Compensation Committee did not take grant any stock options to our named executive officers during 2024. Our Compensation Committee did not take MNPI into account when determining the timing and terms of any equity awards granted during 2024.

During 2024, no grants were made to any of our named executive officers in the period beginning four business days before (i) the filing of a Form 10-Q or Form 10-K, or (ii) the filing or furnishing of a Form 8-K that discloses MNPI, and ending one business day after the filing or furnishing of any such report.

Director Compensation

Under our non-employee director compensation program, each non-employee director receives an annual director fee of $50,000 paid in cash for their service on our Board.

01

In addition, if the director serves as the chairperson of a committee of our Board, the director will receive additional annual fees paid in cash as follows:

•	chairperson of our Audit Committee, $20,000;
•	chairperson of our Compensation Committee, $15,000; and
•	chairperson of the Nominating and Governance Committee, $10,000.

No additional fees are paid for service as a member of any committee of our Board, nor are fees paid for attendance at Board or committee meetings.

Director fees are payable in quarterly installments on the first business day of each calendar quarter and prorated for any portion of a quarter that a director is not serving as a non-employee director or a chairperson of a committee of our Board. Directors are also reimbursed for any reasonable Board-related expenses.

Mr. Schaffner, our Chief Executive Officer and Interim Chief Financial Officer, and Mr. Shoun, our President, served on our Board during 2024, but have not been included in the 2024 Director Compensation Table below because they did not receive any additional compensation for their service on our Board. Information regarding their compensation paid in 2024 is included in the Summary Compensation Table, the Outstanding Equity Awards at Fiscal Year-End Table, and the associated narrative disclosures.

2024 Director Compensation Table

The following table sets forth all compensation paid to our non-employee directors during 2024. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our directors.

Name	Fees Earned or Paid in Cash ($)	Total ($)
George Lefevre	60,000	60,000
Steven M. Shum	70,000	70,000
Tien Q. Nguyen	65,000	65,000

Equity Awards Held by Directors

The following table sets forth the aggregate number of stock options held as of December 31, 2024 by each non-employee director who served during the year ended December 31, 2024.

Name	Stock Options Outstanding at Fiscal Year End
George Lefevre	300
Steven M. Shum	400
Tien Q. Nguyen	—

2025 Director Equity Compensation Program

In April 2025, our Board approved grants to each of our non-employee directors consisting of 5,000 RSUs and stock options to purchase up to 5,000 shares of our common stock under our 2021 Plan. The equity grants are contingent upon stockholder approval to increase the number of shares of common stock available for issuance under the 2021 Plan, which we intend seek at our 2025 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In conjunction with our initial public offering, we adopted the 2021 Plan and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The following table summarizes equity compensation plan information for the 2021 Plan and the 2021 ESPP, which were both approved by stockholders, as a group, as of December 31, 2024.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance(2)
Plan Category	(#)	($)	(#)
Equity compensation plans approved by stockholders	11,430	372.16	5,879
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	11,430	372.16	5,879

(1)	There are no stock appreciation rights outstanding pursuant to the 2006 Plan or the 2015 Plan. In addition, there are no outstanding warrants to purchase shares of our common stock.

(2)	This amount reflects the shares reserved for issuance under our 2021 Plan and ESPP less the number of shares reported in the first column. The 2021 Plan contains an “evergreen” provision, such that the number of shares reserved for issuance under the plan automatically increases on an annual basis in an amount equal to (i) 5% of the aggregate number of shares of our common stock outstanding as of December 31 of each year, or (ii) a lesser number of shares as determined by our Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 25, 2025 as to: (1) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our named executive officers; (3) each of our directors; and (4) all directors and executive officers as a group, as of April 25, 2025.

We believe, based on information provided to us, that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, unless noted otherwise. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Expion360, 2025 SW Deerhound Avenue, Redmond, OR 97756.

Beneficial ownership is determined in accordance with SEC rules and includes any shares as to which a person has sole or shared voting power or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 25, 2025, are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above and information included in footnotes (1) and (2) to the table below, percentage ownership of outstanding shares is based upon 3,374,468 shares of common stock outstanding as of April 25, 2025.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
L1 Capital Global Opportunities Master Fund(1)	465,355	9.99%
Sabby Volatility Warrant Master Fund, Ltd.(2)	220,676	4.99%
Named Executive Officers and Directors:
Brian Schaffner (Chief Executive Officer, Interim Chief Financial Officer, and Director)(3)	16,850	*	%
Paul Shoun (Co-Founder, President, and Chairman of our Board)(4)	18,725	*	%
Tien Q. Nguyen (Independent Director)(5)	122	*	%
George Lefevre (Independent Director)(6)	422	*	%
Steven M. Shum (Independent Director)(7)	522	*	%
All Directors and Executive Officers as a Group (six persons)(8)	52,538	1.6%

*	Less than 1%.

(1)	The securities are directly held as of February 12, 2025, by L1 Capital Global Opportunities Master Fund (“L1”), and based solely on information known to us as of that date. The percentage of outstanding common stock held is based on 3,144,468 shares of Common Stock outstanding as of February 12, 2025. The securities consist of 348,997 shares of Common Stock underlying Series A warrants we issued and sold to the holder in a public offering on August 8, 2024 (the “Series A Warrants”) with an exercise price per share of $5.206. The securities exclude an additional 204,211 shares of Common Stock underlying the Series A Warrants, as well as 524,193 shares of Common Stock underlying warrants to purchase common stock we issued and sold to the holder in a private placement on January 3, 2025 (the “Common Warrants”), each of which is subject to a 9.99% beneficial ownership limitation. The securities may be deemed to be beneficially owned by David Feldman and Joel Arber, who exercise investment and voting control over the securities. The address of L1 is 161A Shedden Road, 1 Artillery Court, PO Box 10085, Grand Cayman KY1-1001, Cayman Islands.

(2)	The securities are directly held as of February 12, 2025, by Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), and based solely on information known to the Company as of that date. The percentage of outstanding common stock held is based on 3,144,468 shares of Common Stock outstanding as of February 12, 2025. The securities consist of (a) 16,346 shares of Common Stock, (b) Series A Warrants to purchase up to 691,510 shares of Common Stock with an exercise price per share of $5.206, and (c) Common Warrants to purchase up to 524,193 shares of Common Stock at an exercise price per share of $2.36. The securities exclude an additional aggregate 1,232,049 shares of Common Stock underlying the Series A Warrants and Common Warrants we issued and sold to the holder, each of which is subject to a 4.99% beneficial ownership limitation (or, upon the election of the holder, which Sabby has elected not to use, 9.99%). Sabby Management, LLC is the investment manager of Sabby and shares voting and investment power with respect to these shares in this capacity. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. The address of Sabby is c/o Capitva (Cayman) Ltd, Governors Square, Bldg. 4, 2nd Floor, 23 Lime Tree Bay Avenue, P.O. Box 32315, Grand Cayman KY1-1209, Cayman Islands.

(3)	Includes (i) 15,057 shares of common stock owned by Mr. Schaffner, and (ii) 1,793 shares of common stock which Mr. Schaffner has the right to acquire upon the exercise of stock options exercisable within 60 days of April 25, 2025.

(4)	Includes (i) 16,432 shares of common stock owned directly by Mr. Shoun, and (ii) 2,293 shares of common stock which Mr. Shoun has the right to acquire upon the exercise of stock options exercisable within 60 days of April 25, 2025.

(5)	Includes 122 shares of common stock owned directly by Mr. Nguyen as of April 25, 2025.

(6)	Includes (i) 122 shares of common stock owned directly by Mr. Lefevre, and (ii) 300 shares of common stock which Mr. Lefevre has the right to acquire upon the exercise of stock options exercisable within 60 days of April 25, 2025.

(7)	Includes (i) 122 shares of common stock owned directly by Mr. Shum, and (ii) 400 shares of common stock which Mr. Shum has the right to acquire upon the exercise of stock options exercisable within 60 days of April 25, 2025.

(8)	Includes directors and current executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions since January 1, 2023, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, which are described under the sections titled “Executive Compensation” and “Director Compensation.”

On August 1, 2018, the Company issued an unsecured promissory note owed to H. Porter Burns, a holder of approximately 0.6% of our outstanding capital stock as of March 27, 2023, and business partner at the time to John Yozamp, our Co-Founder and Chief Business Development Officer at the time (the “Porter Burns Note”), in the principal amount of $500,000. The Porter Burns Note requires monthly interest-only payment at 10% per annum. The Porter Burns Note had an original maturity date of August 1, 2023, but was extended to mature on September 1, 2024 by agreement dated July 2, 2024. As of August 8, 2024, the Porter Burns Note was paid in full.

On December 31, 2019, the Company issued an unsecured promissory note owed to James Yozamp, Jr., a holder of approximately 8.1% of our outstanding capital stock as of March 27, 2023, and brother to John Yozamp, our Co-Founder and former Chief Business Development Officer (the “James Yozamp Note”) in the principal amount of $200,000. The James Yozamp Note requires monthly interest only payments at 10% per annum. The James Yozamp Note matures on December 31, 2024. As of August 8, 2024, the James Yozamp Note was paid in full.

Policies and Procedures for Related-Party Transactions

We have adopted a written related-party transaction policy effective January 1, 2022 (the “Related-Party Transaction Policy”), setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This Related-Party Transaction Policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s-length transaction and the extent of the related person’s interest in the transaction.

Director Independence

A majority of our directors satisfy the criteria for “independent directors,” under applicable Nasdaq rules. The Nominating and Corporate Governance Committee is required to annually review each director’s independence and any material relationships such director has with the Company. Following such review, only those directors who our Board affirmatively determines have no material relationship to the Company, and otherwise satisfy the independence requirements under applicable Nasdaq rules, will be considered “independent directors.”

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

In accordance with Rule 10C-1 under the Exchange Act and applicable Nasdaq rules, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, the company’s board must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including the source of compensation of such director (including any consulting, advisory or other compensatory fee paid by such company to the director), and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board has affirmatively determined that George Lefevre, Steven M. Shum and Tien Nguyen are independent directors under applicable Nasdaq and Exchange Act rules.

As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership

Paul Shoun, our Co-Founder and President, also serves as Chairman of our Board. Currently, our Board does not have a Lead Independent Director. Although our Board may assess the appropriate leadership structure from time to time in light of internal and external events or developments and reserves the right to make changes in the future, it believes that the current structure is appropriate at this time given the size and experience of our Board, as well as the background and experience of management. Our Board does not believe that having the President serve as Chairman of our Board materially impacts its process for risk oversight because Board committees (comprised entirely of independent directors during the fiscal year ended December 31, 2024) play the central role in risk oversight.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is M&K CPAS PLLC, Houston, Texas, PCAOB ID #2738.

Principal Accountant Fees and Services

The following table sets forth by category of service, the fees incurred in engagements performed by M&K CPAS PLLC, our independent registered public accounting firm, for professional services rendered to the Company for the fiscal years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Audit Fees	$122,074	$98,274
Audit-Related Fees	—	—
Tax Fees	4,500	4,500
All Other Fees	—	—
Total Fees	$122,074	$102,774

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

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no audit-related fees for the fiscal years ended December 31, 2024 and 2023.

Tax fees include fees for tax compliance, tax advice, and tax planning. Tax fees for the fiscal years ended December 31, 2024 and 2023 are incurred for services rendered by M&K CPAS PLLC.

Tax fees include fees for tax compliance, tax advice, and tax planning. Tax fees for the fiscal years ended December 31, 2024 and 2023 are expected to be incurred for services rendered by M&K CPAS PLLC.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021	S-1	3.1	3/31/2022
3.2	Certificate of Amendment of Articles of Incorporation, effective as of October 8, 2024	8-K	3.1	10/7/2024
3.3	Amended and Restated Bylaws of the Company, dated August 21, 2024	8-K	3.1	8/27/2024
4.1	Form of the Company’s Common Stock Certificate	S-1	4.1	3/31/2022
4.2	Form of Representative’s Warrant Agreement	S-1	4.4	3/31/2022
4.3	Form of Senior Secured Promissory Note issued to bridge loan investors	S-1	4.5	3/31/2022
4.4	Description of Capital Stock	10-K	4.4	3/31/2025
4.5	Form of Warrant with an Exercise Price of $2.90	10-K	10.15	3/30/2023
4.6	Form of Warrant with an Exercise Price of $3.32	10-K	10.16	3/30/2023
4.7	Form of Convertible Note	8-K	4.1	12/29/2023
4.8	Form of Pre-Funded Warrant	8-K	4.1	8/9/2024
4.9	Form of Series A Warrant	8-K	4.2	8/9/2024
4.10	Form of Series B Warrant	8-K	4.3	8/9/2024
10.1	Form of Common Stock Warrant Issued to Selling Stockholders	S-1	10.1	3/31/2022
10.2†	Expion360 Inc. 2021 Incentive Award Plan	S-1	10.2	3/31/2022
10.3†	Amendment to Expion360 Inc. 2021 Incentive Award Plan	10-K	10.3	3/28/2024
10.4†	Expion360 Inc. 2021 Employee Stock Purchase Plan	S-1	10.3	3/31/2022
10.5	Form of Security Agreement Issued to Bridge Loan Investors	S-1	10.7	3/31/2022
10.6	Commercial Lease of premises at 2045 SW Deerhound Avenue Redmond, OR	S-1	10.8	3/31/2022
10.7	Commercial Lease of premises at 1266 SW Lake Blvd., Redmond, OR	S-1	10.11	3/31/2022
10.8†	Amended and Restated Employment Agreement, between Brian Schaffner and Expion360 Inc., dated January 26, 2023	8-K	10.2	2/01/2023
10.9†	Amended and Restated Employment Agreement, between Paul Shoun and Expion360 Inc., dated January 26, 2023	8-K	10.3	2/01/2023
10.10†	Amended and Restated Employment Agreement, between Greg Aydelott and Expion360 Inc., dated January 26, 2023	8-K	10.4	2/01/2023
10.11*	Securities Purchase Agreement, dated December 27, 2023, between Expion360 Inc. and 3i, LP	8-K	10.1	12/29/2023
10.12*	Common Stock Purchase Agreement, dated December 27, 2023, between Expion360 Inc. and Tumim Stone Capital, LLC	8-K	10.2	12/29/2023
10.13*	Registration Rights Agreement, dated December 27, 2023, between Expion360 Inc. and Tumim Stone Capital, LLC	8-K	10.3	12/29/2023
10.14*	Underwriting Agreement, dated August 7, 2024, between Expion360 Inc. and Aegis Capital Corp.	8-K	1.1	8/9/2024
21.1	Subsidiaries of the Company	10-K	21.1	3/28/2024
19.1	Expion360 Inc. Insider Trading Policy	10-K	19.1	3/31/2025
23.1	Consent of M&K CPAS PLLC	10-K	23.1	3/31/2025
24.1	Power of Attorney (reference is made to the signature page of the Original Report)	10-K	24.1	3/31/2025
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	3/31/2025
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	3/31/2025
97.1	Expion360 Inc. Executive Compensation Clawback Policy	10-K	97.1	3/28/2024
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

† Indicates a management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Expion360 Inc.

		By:	/s/ Brian Schaffner
Brian Schaffner
Date:	April 30, 2025		Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Schaffner	Chief Executive Officer, Interim Chief Financial Officer, and Director	April 30, 2025
Brian Schaffner	(Principal Executive, Financial, and Accounting Officer)

*	Director	April 30, 2025
George Lefevre

*	Director	April 30, 2025
Tien Q. Nguyen

*	President and Chairman of our Board of Directors	April 30, 2025
Paul Shoun

*	Director	April 30, 2025
Steven M. Shum

* By:	/s/ Brian Schaffner, Attorney-in-Fact

The Woodlands, TX

M&K CPAS, PLLC

2738