Form 10-Q
period 2025-03-31
Expion360 Inc.
filed 2025-05-15
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 9, 2025, there were 3,374,468 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Quarterly Report, other than statements of historical fact, are forward-looking statements, including, without limitation, any projections regarding the markets in which we operate, plans and objectives for future operations, estimates of future financial condition, results of operations or liquidity, proposed new products or services, expected capital expenditures, proposed financings, future economic conditions or performance, and any estimates or assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or the negative thereof, or other comparable terminology. All forward-looking statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. Although we believe the expectations reflected in our forward-looking statements are reasonable, there can be no assurance that such expectations or any of our forward-looking statements will prove to be accurate. Actual results may differ, and could differ materially, from those results expressed in or implied by the forward-looking statements. Investors are cautioned not to unduly rely on any such forward-looking statements.

Forward-looking statements are neither statements of historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding our business, industry, plans and strategies, anticipated events and trends, and other future conditions. Because forward-looking statements relate to the future, they are subject to considerable risks, uncertainties and changes in circumstances that are difficult to predict and may be outside our control. Our actual financial condition, results of operations, liquidity and business outcomes may differ materially from those expressed in or implied by these forward-looking statements.

Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.
●	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
●	Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
●	Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers.
●	Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts, could harm our business.
●	Our business and future growth depends on the needs and success of our customers.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales.
●	If we fail to expand our sales and distribution channels, our business could suffer.
●	The uncertainty in global economic conditions could negatively affect our results of operations.
●	We are currently, and will likely continue to be, dependent on our two warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.
●	We could face potential product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.
●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
●	Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.
●	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
●	Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.
●	If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.
●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.
●	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
●	Our stock price may fluctuate significantly, and you may lose all or a part of your investment.
●	Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
●	The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.
●	The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
●	The cash true-up payment provision in the Series A Warrants may have a material adverse impact on our financial condition, may impede our ability to raise additional capital, and may discourage an acquisition of us by a third party.
●	Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

 i

Moreover, new risks and uncertainties emerge occasionally, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed in or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the Nasdaq Stock Market, we expressly disclaim any intent or obligation to update any forward-looking statements. If we do update or correct any forward-looking statements, investors should not conclude we will make additional updates or corrections. We qualify all of our forward-looking statements by reference to these cautionary statements.

INDUSTRY AND MARKET DATA

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties, as well as our own projections and estimates. All of the market data used in this report involve a number of assumptions and limitations, and investors are cautioned not to unduly rely on such data. Industry publications and research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

Our estimates of the potential market opportunities for our products include several key assumptions based on our industry knowledge, industry publications and research, and other surveys. While we believe our internal assumptions are reasonable, no independent source has verified such assumptions.

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

 ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXPION360 INC.

BALANCE SHEETS

	As of March 31, 2025 (Unaudited)	As of December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,092,607	$547,565
Accounts receivable, net	592,625	613,022
Inventory	6,036,033	4,831,461
Prepaid/in-transit inventory	149,541	1,612,686
Prepaid expenses and other current assets	208,373	236,461
Total current assets	8,079,179	7,841,195

Property and equipment	909,603	914,081
Accumulated depreciation	(460,866)	(430,191)
Property and equipment, net	448,737	483,890

Other Assets
Operating leases – right-of-use asset	689,046	754,832
Deposits	25,471	27,471
Total other assets	714,517	782,303
Total assets	$9,242,433	$9,107,388

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$367,457	$338,091
Customer deposits	41,920	48,474
Accrued expenses and other current liabilities	196,874	187,464
Current portion of operating lease liability	255,676	256,153
Current portion of long-term debt	31,275	31,758
Suspended Liability	4,485,948	4,985,948
Total current liabilities	5,379,150	5,847,888

Long-term debt, net of current portion and discount	190,564	198,412
Operating lease liability, net of current portion	476,115	542,764
Total liabilities	$6,045,829	$6,589,064

Stockholders’ equity
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 3,144,468 and 2,096,082 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,144	2,096
Additional paid-in capital	38,920,698	37,091,468
Accumulated deficit	(35,727,238)	(34,575,240)
Total stockholders’ equity	3,196,604	2,518,324
Total liabilities and stockholders’ equity	$9,242,433	$9,107,388

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Net sales	$2,049,331	$971,859
Cost of sales	1,547,764	749,337
Gross profit	501,567	222,522
Selling, general and administrative	1,649,435	2,189,475
Loss from operations	(1,147,868)	(1,966,953)

Other (income) / expense:
Interest income	(1)	(26,865)
Interest expense	5,668	253,286
(Gain) / Loss on sale of property and equipment	(1,625)	306
Other (income) / expense	50	(1,200)
Total other expense	4,092	225,527
Loss before taxes	(1,151,960)	(2,192,480)

Franchise taxes	38	460
Net loss	$(1,151,998)	$(2,192,940)

Net loss per share (basic and diluted)	$(0.37)	$(31.30)
Weighted-average number of common shares outstanding	3,109,522	70,057

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	69,230	$69	$26,445,378	$(21,095,765)	$5,349,682
Stock issued under equity line of credit	382	—	125,153	—	125,153
Proceeds received from cashless exercise of warrants	16	—	(4)	—	(4)
Stock issued for interest payment	107	—	41,250	—	41,250
Stock-based compensation	—	—	35,127	—	35,127
Issuance of stock options	—	—	218,219	—	218,219
Issuance of restricted stock units	—	—	51,647	—	51,647
Settlement of vested restricted stock units	99	—	46,890	—	46,890
Settlement of commitment shares	635	1	(1)	—	—
Net loss	—	—	—	(2,192,940)	(2,192,940)
Balance at March 31, 2024	70,469	$70	$26,963,659	$(23,288,705)	$3,675,024

Balance at December 31, 2024	2,096,082	$2,096	$37,091,468	$(34,575,240)	$2,518,324
Issuance of shares, net of issuance costs	474,193	474	355,084	—	355,558
Issuance of pre-funded warrants	574,193	574	1,423,425	—	1,423,999
Issuance of stock options	—	—	50,721	—	50,721
Net loss	—	—	—	(1,151,998)	(1,151,998)
Balance at March 31, 2025	3,144,468	$3,144	$38,920,698	$(35,727,238)	$3,196,604

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities

Net loss	$(1,151,998)	$(2,192,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	34,028	49,444
Amortization of convertible note costs	—	166,786
(Gain) / Loss on sale of property and equipment	(1,625)	306
Stock-based compensation	50,721	315,853

Changes in operating assets and liabilities:
(Increase) / Decrease in accounts receivable	20,397	(83,986)
(Increase) / Decrease in inventory	(1,204,572)	44,773
Decrease in prepaid/in-transit inventory	1,463,145	45,137
(Increase) / Decrease in prepaid expenses and other current assets	28,088	(43,753)
Decrease in deposits	2,000	—
Increase / (Decrease) in accounts payable	29,366	(4,565)
Decrease in customer deposits	(6,554)	(6,497)
Increase in accrued expenses and other current liabilities	9,410	33,669
Increase / (Decrease) in right-of-use assets and lease liabilities	(1,340)	3,855
Decrease in suspended liability	(500,000)	—
Net cash used in operating activities	(1,228,934)	(1,671,918)

Cash flows from investing activities
Purchases of property and equipment	—	(10,550)
Net proceeds from sale of property and equipment	2,750	87,684
Net cash provided by investing activities	2,750	77,134

Cash flows from financing activities
Principal payments on convertible note	—	(43,575)
Principal payments on long-term debt	(8,331)	(93,855)
Principal payments on stockholder promissory notes	—	(62,500)
Net proceeds from exercise of warrants	—	(4)
Net proceeds from issuance of common stock	1,779,557	125,153
Net cash provided by / (used in) financing activities	1,771,226	(74,781)

Net change in cash and cash equivalents	545,042	(1,669,565)
Cash and cash equivalents, beginning	547,565	3,932,698
Cash and cash equivalents, ending	1,092,607	2,263,133

(continued on next page)

EXPION360 INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	For the Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2025	2024
Cash paid for interest	$6,001	$12,748
Cash paid for franchise taxes	$—	$—

Non-cash financing activities:
Issuance of common stock for payment on accrued interest	$—	$41,250
Issuance of common stock for payment on accrued compensation	$—	$36,029
Issuance of common stock in exchange for short-term loan costs	$—	$63

The accompanying notes are an integral part of these financial statements.

EXPION360, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Organization and Nature of Operations

Expion360 Inc. (formerly Yozamp Products Company, LLC) (the “Company”) was incorporated in the State of Nevada in November 2021. Effective November 1, 2021, the Company converted to a C corporation. Upon conversion, all of the members were issued shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and became stockholders of the Company.

The Company designs, assembles, and distributes premium lithium batteries for recreational vehicles (“RVs”), marine, golf, industrial, residential, and off-the-grid needs. The Company uses lithium iron phosphate (“LiFePO4”) batteries. LiFePO4 batteries are considered a top choice for high energy density, dependability, longevity, and safety, providing the ability to power anything, anywhere. The Company is located in Redmond, Oregon.

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

Results of operations for the three-month periods ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other reporting period. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “Annual Report”).

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The Company’s activities are subject to significant risks and uncertainties, including the potential that it may continue to incur significant losses and fail to secure additional funding before achieving or sustaining profitability or positive cash flow from operations. Historically, the Company’s growth has been funded through a combination of equity financing, third-party debt, and working capital loans. The Company may need to raise additional debt or equity financing to expand its presence in the marketplace, acquire inventory, develop and commercialize new products, achieve operating efficiencies, and accomplish its long-term business plan. There can be no assurance as to the availability of financing or the terms upon which it might be available.

As presented in the financial statements, the Company has sustained recurring losses and negative cash flows from operations. The Company incurred a net loss of $1.2 million for the three months ended March 31, 2025 and has incurred an accumulated deficit of $35.7 million through March 31, 2025. The Company expects to continue to incur additional losses for the foreseeable future. In addition, the Company had a cash and cash equivalents balance of $1.1 million as of March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date the financial statements in this Quarterly Report were issued. However, management is working to address these challenges, including increasing revenue from the sale of products, managing inventory levels, identifying alternative supply chain resources, managing operational expenses, and raising additional capital.

The Company’s sales for the three months ended March 31, 2025 increased 111% compared to the same period in 2024, which the Company believes was primarily the result of the RV market recovering from its previous slowdown. Selling, general, and administrative expenses decreased by 25% for the three months ended March 31, 2025, primarily due to savings in salaries and benefits, and legal and professional fees, and other expenses decreased by 98%, primarily due to decreased interest expense, resulting in a 48% improvement in its net loss for the three months ended March 31, 2025 compared to the same period in 2024. In January 2025, the Company sold in a public offering (i) 474,193 shares of common stock, (ii) pre-funded warrants to purchase 574,193 shares of common stock, which were exercised immediately upon closing, and (iii) warrants to purchase 1,048,386 shares of common stock for aggregate gross proceeds of approximately $2,599,997 (the “January 2025 Public Offering”). However, there can be no assurance that the Company’s financial performance will continue to improve or that it will be able to raise additional equity or debt financing to finance its operations. If the Company is unable to increase sales of its products to levels sufficient to achieve profitability and positive cash flows from operations, it may be required to pursue alternative business strategies, sell assets, seek additional equity or debt financing, or cease operations.

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

For additional information regarding the significant risks and uncertainties that may impact our business and financial results, see Part II, Item 1A, “Risk Factors” in this Quarterly Report.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include the depreciable lives of fixed assets, right-of-use asset and liability for operating leases, revenue recognition, valuation of warrants, stock-based compensation, and deferred assets and liability for income tax purposes. Management makes its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, tariff levels, interest rates, commodity pricing, and recessionary concerns on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could vary materially from the estimates and assumptions that were used, which may result in material effects on the Company’s financial condition, results of operations, and liquidity.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase, to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of U.S. Treasury securities. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of March 31, 2025, investment accounts totaling $713 are invested in U.S. Treasury securities.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts may be recorded to reduce accounts receivable to the estimated amount that management expects will be collected. The allowance is based upon management’s review of the accounts receivable aging, specific identification of potentially uncollectible balances and other factors deemed relevant. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three months ended March 31, 2025 and 2024, the Company wrote off $0 to bad debt expense. The Company has not accrued an allowance for doubtful accounts as of March 31, 2025 or December 31, 2024, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of March 31, 2025 and December 31, 2024, the Company had customer deposits totaling $41,920 and $48,474, respectively.

Inventory

Inventory generally consists of batteries and accessories, resale items, components, and related landing costs. Inventory is stated at the lower of cost (first in, first out) or net realizable value.

As of March 31, 2025 and December 31, 2024, the Company had inventory that consisted of finished assemblies totaling $5,281,017 and $4,077,013, respectively, and raw materials (inventory components, parts, and packaging) totaling $755,016 and $754,448, respectively. The stated inventory value is inclusive of fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of March 31, 2025 or December 31, 2024.

The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $149,541 and $1,612,686 as of March 31, 2025 and December 31, 2024, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended March 31, 2025 and 2024, approximately 71% of inventory purchases were made from suppliers located in various countries in Asia. Management expects products shipped from our third-party manufacturers located in Asia will be subject to additional tariffs. We intend to maintain our gross margins through a combination of supplier concessions, customer price increases, and operational efficiencies as sales continue to grow.

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

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized on the statements of operations.

Leases

The Company determines if an arrangement is a lease at inception. Leases may be categorized as operating leases or finance leases The Company does not have any finance leases.

Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. The Company’s incremental borrowing rate represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. ROU assets include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheets. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component for all its leases.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three months ended March 31, 2025 or 2024.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a 12-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s historical experience with the amount of claims actually made. The Company has not accrued any liability for product warranties as of March 31, 2025 and December 31, 2024 because, historically, there have been very few warranty claims, and any costs for repairs or replacement parts have been nominal.

Liability for Refunds

The Company does not have a formal product return policy but does accept returns under its warranty policies. Returns have historically been minimal. The Company has not accrued a refund liability as of March 31, 2025 or December 31, 2024. If a refund liability was recognized, revenue would be recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

Revenue Recognition

The Company’s revenue is generated from the sale of products consisting primarily of batteries and accessories. The Company recognizes revenue when control of goods or services is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. To Company recognizes revenue based on the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) are satisfied. Revenue is recognized upon shipment or delivery to the customer, as that is when the customer obtains control of the promised goods and the Company’s performance obligation is considered satisfied. As such, accounts receivable is recorded at the time of shipment or will call, when the Company’s right to the consideration becomes unconditional and the Company determines there are no uncertainties regarding payment terms or transfer of control.

Concentration of Major Customers

A customer is considered a major customer when net revenue attributable to the customer exceeds 10% of total revenue for the period, or the accounts receivable balance attributable to the customer exceeds 10% of total accounts receivables.

During the three months ended March 31, 2025, sales to four customers totaled $1,010,058, comprising approximately 49.6% of total sales. These customers represented approximately 53% of total accounts receivable as of March 31, 2025. Accounts receivable from one additional customer totaled $91,001, representing approximately 17% of total accounts receivable as of March 31, 2025.

During the three months ended March 31, 2024, sales to one customer totaled $101,984, comprising approximately 11% of total sales. This customer represented approximately 2% of total accounts receivable as of March 31, 2024. Accounts receivable from three additional customers totaled $90,827, representing approximately 39% of total accounts receivable as of March 31, 2024.

Shipping and Handling Costs

Shipping and handling fees billed to customers totaled $14,918 and $22,690 during the three months ended March 31, 2025 and 2024, respectively, and are classified as net sales on the statements of operations. Shipping and handling costs for shipping product to customers totaled $83,177 and $43,043 during the three months ended March 31, 2025 and 2024, respectively, and are classified as selling, general, and administrative expense on the statements of operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expenses totaled $246,643 and $240,076 for the three months ended March 31, 2025 and 2024, respectively, and are included in selling, general and administrative expense on the statements of operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $113,740 and $75,502 for the three months ended March 31, 2025 and 2024, and are included in selling, general and administrative expenses on the statements of operations.

Income Taxes

The Company’s deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, short-term revolving loans, stockholder promissory notes, and long-term debt. The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term revolving loans approximates their respective carrying values because of the short-term nature of those instruments. The fair value of the stockholder promissory notes, and long-term debt approximates their respective carrying values because the interest rates applicable to these instruments approximate market rates available to the Company for similar obligations with the same maturities.

Basic and Diluted Net Loss Per Share

The basic net earnings or loss per share is calculated by dividing the net earnings or loss by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share adjusts the basic earnings or loss per share for the potentially dilutive impact of securities (e.g., options and warrants).

We calculate basic and diluted net earnings or loss per share using the weighted average number of common shares outstanding during the periods presented. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include stock options, warrants, unvested restricted stock units (“RSUs”), and shares associated with the conversion of any convertible notes or convertible preferred stock, n each case as applicable. We use the if-converted method for calculating any potential dilutive effect of convertible notes and convertible preferred stock on diluted net earnings or loss per share. For periods in which we have a net loss position, we exclude these potentially dilutive securities from the weighted average number shares because their inclusion would be anti-dilutive. Accordingly, for periods in which we have a net loss position, basic and diluted net loss per share are the same.

The following shows the amounts used in computing net loss per share:

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,151,998)	$(2,192,940)
Weighted average common shares outstanding – basic and diluted	3,109,522	70,057
Net loss per share – basic and diluted	$(0.37)	$(31.30)

As of March 31, 2025 and December 31, 2024, the Company had outstanding warrants, options, and RSUs convertible into or exercisable for an aggregate of 6,440,723 and 5,392,395 shares of common stock, respectively.

The following table sets forth the number of shares excluded from the computation of diluted loss per share since their inclusion would have been anti-dilutive.

	As of
	March 31, 2025	December 31, 2024
2021-2023 Warrants	6,889	6,889
August 2024 Warrants – Series A	5,286,692	5,286,692
August 2024 Warrants – Series B	87,384	87,384
January 2025 Warrants	1,048,386	—
Stock Options	11,372	11,430
Total	6,440,723	5,392,395

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires compensation costs to be recognized at grant date fair value over the requisite service period of each of the awards. The Company recognizes forfeitures of awards as they occur.

The fair value of stock options is determined using the Black-Scholes-Merton (“Black-Scholes”) option pricing model. Certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield, and expected life of the stock option. Changes to these assumptions could cause significant adjustments to the valuations.

Accounting Guidance Issued but Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” This ASU was issued to improve the disclosures about an entity’s expenses and require certain types of expenses to be disclosed individually. The Company is currently evaluating the impact of this standard on its financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation,” which adds an illustrative example to demonstrate how to apply the guidance in paragraph 718-10-15-3. The Company is currently evaluating the impact of this standard on its financial statements.

3.    Property and Equipment, Net

Property and equipment consist of the following:

	As of
	March 31, 2025	December 31, 2024

Vehicles and transportation equipment	$401,535	$406,013
Manufacturing equipment	168,099	168,099
Office furniture and equipment	153,698	153,698
Warehouse equipment	72,964	72,964
Leasehold improvements	69,725	69,725
QA equipment	43,582	43,582
Tooling and Molds	—	—
	$909,603	$914,081

Less: accumulated depreciation	(460,866)	(430,191)
Property and equipment, net	$448,737	$483,890

Depreciation expense was $34,028 and $49,444 for the three months ended March 31, 2025 and 2024, respectively. There were disposals and sales of fixed assets during the three months ended March 31, 2025 and 2024 resulting in net cash received of $2,750 and $87,684, respectively. As a result of disposals and sales of fixed assets, the Company recognized a gain of $1,625 during the three months ended March 31, 2025 and a loss of $306 during the three months ended March 31, 2024.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2025	As of December 31, 2024
Accrued salaries and payroll liabilities	$165,678	$145,686
Accrued commissions	30,580	30,913
Accrued interest	427	760
Accrued income taxes	188	150
Deferred income and deposit (sublease)	—	4,549
Other	1	5,406
Accrued expenses and other current liabilities	$196,874	$187,464

5.     Long-Term Debt

Long-term debt consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Note payable – Bank: The notes are payable in monthly installments of $332, including interest at 5.8% per annum, mature in August 2025, and are secured by equipment.	$1,694	$2,657
Note payable – SBA: The Economic Injury Disaster Loan is payable in monthly installments of $731, including interest at 3.75% per annum, mature in May 2050, and are unsecured.	142,013	143,144
Notes payable – GM Financial: The Company acquired six notes payable to GM Financial for vehicles in April 2022. As of March 31, 2025, the notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles.	78,132	84,369
Total	$221,839	$230,170
Less current portion	(31,275)	(31,758)
Long-term debt, net of unamortized debt discount and current portion	$190,564	$198,412

Future maturities of long-term debt are as follows:

12 Months Ending March 31,
2026	$31,275
2027	31,572
2028	26,072
2029	5,636
2030	4,040
Thereafter	123,244
Total	$221,839

6.     Stockholder Promissory Notes

The Company previously issued unsecured promissory notes to certain stockholders (the “Notes”). As of March 31, 2025 and December 31, 2024, the Company had no outstanding principal balance due to pursuant to the Notes. The Notes were fully repaid in August 2024.

Interest paid to stockholders under the Notes totaled $0 and $12,164 during the three months ended March 31, 2025 and 2024, respectively. There was no accrued interest as of March 31, 2025 and December 31, 2024, respectively, related to the Notes.

7.    Equity and Debt Financings

January 2025 Public Offering

In January 2025, the Company sold in a public offering (i) 474,193 shares of common stock, (ii) pre-funded warrants to purchase 574,193 shares of common stock, which were exercised immediately upon closing, and (iii) warrants to purchase 1,048,386 shares of common stock (the “January 2025 Public Offering”). Gross proceeds from the January 2025 Public Offering were $2,599,997.

The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and following assumptions: per share price of common stock on date of grant $2.22, expected dividend yield of 0%, expected volatility of 158.64%, risk-free interest rate of 4.41% and expected life of 5 years. The warrants were valued at $2.064 per share, with a total value of $2,163,869. All of the warrants remain outstanding.

The offering of securities in the public offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023.

Reverse Stock Split True-Up Payment

On October 8, 2024, the Company effected a 1-for-100 reverse stock split of its issued and outstanding common stock, which was approved by the Board on September 27, 2024, following stockholder approval at its annual meeting of stockholders held on September 27, 2024 (the “Reverse Stock Split”).

As a result of the daily VWAP of the common stock during the five trading days before and after the Reverse Stock Split, a Reverse Stock Split cash true-up payment provision in the Series A Warrants, which is capped at $5.0 million in the aggregate under all Series A Warrants, was triggered, but the payment of the Reverse Stock Split cash true-up payment was suspended in accordance with the terms of the Series A Warrants (the “Cash True-up Payment”).

During the year ended December 31, 2024, $14,052 of the Cash True-up Payment was relieved in connection with the exercise of Series A Warrants, leaving a remaining liability of $4,985,948 as of December 31, 2024. The Company used $500,000 of the net proceeds from the January 2025 Public Offering to satisfy a portion of the Cash True-up Payment leaving a remaining liability of $4,485,948 as of March 31, 2025.

August 2024 Public Offering

On August 8, 2024, the Company sold in a public offering, (i) 33,402,000 Common Units, (pre-Reverse Stock Split), each consisting of one share of common stock, two Series A Warrants and one Series B Warrant, and (ii) 16,598,000 Pre-Funded Units (pre-Reverse Stock Split), each consisting of one Pre-Funded Warrant, two Series A Warrants, and one Series B Warrant (the “August 2024 Public Offering”).

In addition, the Company granted the underwriter a 45-day option to purchase additional shares of common stock and/or Pre-Funded Warrants and/or Series A Warrants and/or Series B Warrants, representing up to 15% of the number of the respective securities sold in the August 2024 Public Offering, solely to cover over-allotments, if any. The underwriter partially exercised its over-allotment option with respect to 15,000,000 Series A Warrants (pre-Reverse Stock Split) and 7,500,000 Series B Warrants (pre-Reverse Stock Split).

The Common Units were sold at a price of $0.20 per unit and the Pre-Funded Warrants were sold at a price of $0.199 per unit (pre-Reverse Stock Split).

The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (pre-Reverse Stock Split) and could be exercised at any time until all Pre-Funded Warrants are exercised in full. As of March 31, 2025 and December 31, 2024, all Pre-Funded Warrants had been exercised.

Each Series A Warrant is exercisable at any time or times beginning on September 30, 2024, which was the first trading day following the Company’s notice to the Series A Warrant holders of stockholder approval received at the Company’s annual meeting of stockholders held on September 27, 2024 (the “2024 Annual Meeting”), and will expire five years from such date. Each Series A Warrant was initially exercisable at an exercise price of $24.00 per share of common stock (post-Reverse Stock Split). The exercise price of the Series A Warrants was subject to reduction on the 11th trading day after stockholder approval to the greater of the lowest daily volume weighted average price (“VWAP”) during the ten trading day period following stockholder approval and the floor price of $5.206 (representing 20% of the lower of the closing price of the common stock on The Nasdaq Capital Market on the date the Company priced the August 2024 Public Offering and the average closing price of the common stock on The Nasdaq Capital Market for the five trading days ending on such date (such lower price, without giving effect to such 20% reduction, the “Nasdaq Minimum Price”), and the number of shares issuable upon exercise was proportionately adjusted such that the aggregate exercise price remained unchanged. As of September 30, 2024, there were5,301,592 shares of common stock (post-Reverse Stock Split and assuming the adjustment had occurred on September 30, 2024) issuable upon exercise of the Series A Warrants. Subsequent to September 30, 2024, the exercise price under the Series A Warrants was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price, post-Reverse Stock Split), beginning on October 14, 2024, the 11th trading day following stockholder approval. As of March 31, 2025 and December 31, 2024, 14,900 shares of common stock had been issued upon exercise of Series A Warrants and 5,286,692 shares of common stock remained issuable upon exercise of Series A Warrants.

Each Series B Warrant was exercisable immediately upon issuance at an exercise price of $0.10 per share (post-Reverse Stock Split). The number of shares of common stock issuable under the Series B Warrants were subject to adjustment using a reset price based on the weighted average price of common stock over a rolling five-trading-day period between the issuance date of the Class B Warrants and the close of trading on the tenth trading day following stockholder approval, subject to certain floor prices. Effective October 8, 2024, the Reverse Stock Split occurred. As of November 12, 2024, 87,384 shares of common stock remained issuable upon exercise of Series B Warrants using the reset price, which was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price (post-Reverse Stock Split).

Pursuant to an underwriting agreement, the Company paid the underwriter a cash underwriting discount of 7% of gross proceeds received in the August 2024 Public Offering, reimbursement for Underwriter expenses of $100,000, and reimbursement for legal fees and disbursements of $100,000.

The offering of securities in the August 2024 Public Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023.

Convertible Note Financing

On December 27, 2023, the Company entered into a securities purchase agreement with 3i, LP (“3i”), pursuant to which the Company sold and 3i purchased: (i) a senior unsecured convertible note issued in the aggregate principal amount of $2,750,000, with a 10.0% original issue discount and an interest rate of 9.0% per annum (the “3i Note”), (ii) up to $247,500 in newly issued shares of common stock (the “Interest Shares”), which were payable, subject to the fulfillment of certain conditions set forth in the 3i Note, to satisfy interest payments under the 3i Note, and (iii) 635 shares of common stock issued to 3i as consideration for its commitment to purchase the 3i Note (collectively, the “Convertible Note Financing”). The gross proceeds to the Company from the Convertible Note Financing were $2,500,000.

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

Equity Line of Credit

On December 27, 2023, the Company entered into a common stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which the Company had the right, but not the obligation, to sell to Tumim, and Tumim was obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued common stock, and (b) the Exchange Cap (as defined in the Purchase Agreement) (the “Equity Line of Credit”).

In connection with the Equity Line of Credit, the Company filed a Registration Statement on Form S-1 (File No. 333-276663) with the SEC on January 23, 2024, which was declared effective on February 9, 2024.

In connection with the August 2024 Public Offering, the Company and Tumim mutually agreed to terminate the Equity Line of Credit, effective immediately upon the closing of the August 2024 Public Offering. Prior to the closing of the August 2024 Public Offering, the Company had sold 4,336 shares of common stock (post-Reverse Stock Split) under the Equity Line of Credit for an aggregate amount of $828,491, of which $434,958 was used to repay a portion of the balance under the 3i Note.

8.    Commitments and Contingencies

Operating Leases

The Company leases its warehouses and office space under long-term lease arrangements. None of its leases include characteristics specified in ASC 842, Leases, that require classification as financing leases, and accordingly, these leases are accounted for as operating leases. The Company does not recognize an ROU asset and lease liability for short-term leases, which have terms of 12 months or less. For longer-term lease arrangements that are recognized on the Company’s balance sheets, the ROU asset and lease liability are initially measured at the commencement date based upon the present values of the lease payments due under the leases.

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

In the first quarter of 2022, the Company entered into two new long-term, non-cancelable operating lease agreements for office and warehouse space resulting in the Company recognizing an additional lease liability totaling $2,348,509, representing the present value of the lease payments discounted using an effective interest rate of 8.07% and 8.86%, and corresponding ROU assets of $2,348,509. The leases initially expired in December 2026 and December 2028. One of the leases terminated early in September of 2024, to consolidate our warehouses and save on monthly expenses.

In the first quarter of 2021, the Company entered into a long-term, non-cancelable operating lease agreement for office and warehouse space resulting in the Company recognizing an additional lease liability totaling $1,268,089, representing the present value of the lease payments discounted using an effective interest rate of 7.47% and a corresponding ROU asset of $1,268,089. The lease expires in January 2028 and contains one three-year option to renew.

The Company signed a lease for warehouse space in close proximity to its existing headquarters and main warehouse with a term commencing May 1, 2025.

The following is a summary of total lease costs during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$80,479	$186,344
Short-term lease costs	1,194	—
Variable lease costs	—	—
Sublease income	(7,169)	(10,544)
	$74,504	$175,800

The weighted-average remaining lease term was 2.69 years and 2.91 years as of March 31, 2025 and December 31, 2024, respectively. The weighted average incremental borrowing rate was 7.55% and 7.60%, as of March 31, 2025 and December 31, 2024, respectively.

The total lease liability as of March 31, 2025 and December 31, 2024 was $731,791 and $798,917, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2025, for years ending March 31:

Total
2026	$302,171
2027	294,930
2028	214,585
Thereafter	—
Total future minimum lease payments	$811,686
Less imputed interest	$(79,895)
Total	$731,791

Current lease liability	$255,676
Noncurrent lease liability	476,115
Total	$731,791

Subleases

The Company has subleased office and warehouse space under one of its existing operating leases on similar terms as the Company’s lease agreements. The sublease terminated in February 2025. Because the Company is not relieved of its primary obligations under the original lease, it accounts for the subleases as a lessor. Sublease rental income is recorded based on the contractual rental payments which are not substantially different from recognition on a straight-line basis over the lease term and totaled $7,169 and $10,544 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, deferred income and a sublease deposit totaled $0 and $4,549, respectively, and is included in accrued expenses and other current liabilities on the balance sheets.

There were no future minimum sublease payments as of March 31, 2025.

Legal Proceedings

From time to time, the Company is subject to legal claims, regulatory matters and contingencies in the ordinary course of business. Accruals for these matters are reflected in the financial statements based on management’s assessment of the expected outcome of these matters. Liabilities for estimated losses are accrued if the potential losses from any legal proceedings, regulatory matters or contingencies are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to legal claims, regulatory matters and contingencies, and may revise its previous estimates, which could materially affect the Company’s results of operations.

As of March 31, 2025 and December 31, 2024, the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

9.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of March 31, 2025 and December 31, 2024, 3,144,468 and 2,096,082 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

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

In January 2025, the Company sold in the January 2025 Public Offering (i) 474,193 shares of common stock, (ii) pre-funded warrants to purchase 574,193 shares of common stock, which were exercised immediately upon closing, and (iii) warrants to purchase 1,048,386 shares of common stock. The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and following assumptions: per share price of common stock on date of grant $2.22, expected dividend yield of 0%, expected volatility of 158.64%, risk-free interest rate of 4.41% and expected life of 5 years. The warrants were valued at $2.064 per share, with a total value of $2,163,868.70.

During the three months ended March 31, 2024, the Company issued 107 shares of common stock for the payment of $41,250 in interest incurred under the 3i Note. and sold 382 shares of common stock for an aggregate amount of $125,153. During the three months ended March 31, 2024, 750 shares were issued due to settlement and exercise of various securities.

Warrants / Options

During the three months ending March 31, 2025, a total of 574,193 pre-funded warrants were issued and immediately exercised for $2.48 per share, and 1,048,386 warrants were issued, which have an exercise price of $2.36 per share. These warrants have not been exercised and remain outstanding as of March 31, 2025.

During the year ended December 31, 2023, 73,000 warrants exercisable for 730 shares at $290.00 per share were exercised using the cashless conversion option which resulted in the issuance of 311 shares of common stock (post-Reverse Stock Split). This left 78,000 warrants remaining, which expired on November 9, 2024, without being exercised, and there are no warrants remaining at $290.00 per share as of March 31, 2025.

During the year ended December 31, 2023, 22,606 warrants exercisable for 226 shares of common stock at $332.00 per share were exercised using the cashless conversion option, which resulted in the issuance of 102 shares of common stock, and 15,000 warrants exercisable for 150 shares of common stock at $332.00 per share were exercised on a cash basis, which resulted in the issuance of 150 shares of common stock. During the year ended December 31, 2024, 7,535 warrants exercisable for 75 shares of common stock at $332.00 per share were exercised using the cashless conversion option which resulted in the issuance of 16 shares of common stock. This leaves 514,290 warrants remaining convertible into 5,149 shares of common stock with an exercise price of $332.00 per share as of March 31, 2025.

On August 10, 2023, the Company issued 25,000 warrants to its investor relations firm in accordance with a letter of engagement signed July 22, 2022, to purchase 250 shares of common stock at an exercise price of $500.00 per share. The warrants expire two years from the date of grant on August 9, 2025. The fair value of the warrants was determined at date of issuance using the Black-Scholes option-pricing model and following assumptions: per share price of common stock on date of grant $5.20, expected dividend yield of 0%, expected volatility of 88%, risk-free interest rate of 4.82% and expected life of two years. The fair value of $65,045 was recorded as an increase in additional paid-in capital and expensed to legal and professional services.

As part of a settlement agreement on May 2, 2024, the Company agreed to modify the exercise price of 88,803 warrants convertible into 891 shares from $910.00 to $450.00.

8,125,000 Series B Warrants exercisable for 496,232 shares at $0.10 per share were exercised using the cashless conversion option which resulted in the issuance of 215,678 shares of common stock (based on a $5.206 reset price). Another 46,300,000 Series B Warrants were exercised on a cash basis which resulted in the issuance of 1,078,689 shares of common stock (based on a $5.206 reset price). This leaves 3,075,000 Series B warrants remaining, which are exercisable for 87,384 shares (post-Adjustment), as of March 31, 2025. In addition, 323,203 Series A Warrants were exercised on a cash basis which resulted in the issuance of 14,900 of common stock. This leaves 114,676,797 Series A Warrants remaining, which are exercisable for 5,286,692 shares of common stock, as of March 31, 2025.

As of both March 31, 2025 and December 31, 2024, a total of 687,295 regular warrants to purchase 6,889 shares of common stock were issued and outstanding.

Below is a summary of warrants issued and outstanding as of March 31, 2025:

Number of Warrants		Issuable Shares	Exercise Price per share	Weighted Average Remaining Life (Years)
3,075,000	(1)	87,384	$0.10	N/A	(3)
114,676,797	(2)	5,286,692	$5.206	4.49
514,290		5,149	$332.00	6.65
88,803		891	$450.00	2.00
25,000		250	$500.00	0.36
59,202		599	$910.00	2.00
118,439,092		5,380,965

(1)	Series B Warrants are subject to reset pricing to determine the number of shares issuable.

(2)	Series A Warrants are subject to reset pricing to determine the number of shares issuable.
(3)	Series B warrants do not have an expiration date.

Equity Plans

As of March 31, 2025, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

2021 Incentive Award Plan

The purpose of the 2021 Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the 2021 Plan to eligible employees, consultants, and non-employee directors.

During the three months ended March 31, 2025, no shares were issued pursuant to the 2021 Plan. During the three months ended March 31, 2024, the Company granted 104,500 options to purchase 1,045 (post-Reverse Split) shares at an exercise price of $345.00, of which no options have been exercised, and 179 options have been cancelled.

As of March 31, 2025, the aggregate number of shares that can be issued under the 2021 Plan is 122,762, of which 11,372 options and 649 RSUs have been granted.

The stock-based compensation expense that has been charged against operations for awards issued under the 2021 Plan was $50,721 and $315,853 for the three months ended March 31, 2025 and 2024, respectively.

2021 Employee Stock Purchase Plan

The purpose of the 2021 ESPP is to assist eligible employees of the Company in acquiring a stock ownership in the Company and to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The 2021 ESPP consists of a Section 423 component and non-Section 423 component. The Section 423 component is intended to qualify as an employee stock purchase plan and authorizes the grant of options. Options granted under the non-Section 423 Component are granted pursuant to separate offerings containing sub-plans. Option awards are generally granted with an exercise price equal to 85% of the lesser of the fair market value of a share on (a) the applicable grant date and (b) the applicable exercise date, or such other price as designated by the administrator, provided that in no event shall the option price be less that the per share par value price.

No shares have been issued to date under the 2021 ESPP.

See Note 9 – “Stockholders’ Equity” in the Company’s financial statements in Part IV of the Annual Report for further information regarding the 2021 Plan and 2021 ESPP.

Stock Options

The fair value of each option granted pursuant to the 2021 Plan is estimated on the date of grant using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements as adequate historical Company trading experience is not available to provide a reasonable estimate. Expected term is calculated based on the simplified method as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is calculated based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company has computed the fair value of the options granted during the year ended December 31, 2024 using the following assumptions:

Expected volatility	124.35%
Expected dividends	None
Expected term (in years)	5.42
Risk free rate	4.08%

There were no options granted during the three months ended March 31, 2025.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2025 under the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at January 1, 2025	11,430	$372.16	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(58)	345.00	—	—
Outstanding at end of period	11,372	$372.30	7.09	$—
Exercisable at March 31, 2025	10,572	$367.10	6.98	$—

(1)	The aggregate intrinsic value of options outstanding and exercisable as of January 1, 2025 and March 31, 2025 was $0, as all options are out of the money.

During the three months ended March 31, 2025 and 2024, the weighted-average grant-date fair value of the options granted was $0, and $312,873, respectively. The options granted in March 2024 vested 50% at time of grant with the remaining shares vesting in 12 equal consecutive quarterly installments commencing June 30, 2024 and becoming fully vested on March 31, 2027.

The Company granted 649 RSUs in 2024, all of which were vested and settled as of December 31, 2024 and March 31, 2025.

Common Stock Reserved for Future Issuance

The following is a summary of shares of common stock reserved for future issuance as of March 31, 2025:

Exercise of warrants	6,889
Exercise of stock options – 2021 Plan	11,372
Exercise of Series A warrants	5,286,692
Exercise of Series B warrants	87,384
Exercise of January 2025 warrants	1,048,386
Total shares of common stock reserved for future issuances	6,440,723

10.    Segment Reporting

The Company focuses on the design, assembly, manufacturing, and sale of LiFePO4 batteries and supporting accessories for RVs, marine applications and home energy storage products with plans to expand into industrial applications. The Company sells to wholesalers, distributors, and OEMs, as well as directly to consumers.

The Company has identified one reportable segment: Energy Storage. This segment generates revenue in North America, and the Company manages its product sales and associated expenses on a total basis. The accounting policies for this segment align with those outlined in the summary of significant accounting policies. The Chief Executive Officer is the Chief Operating Decision Maker (CODM) and assesses the performance of this segment and allocates resources based on net income or loss, which is reflected on the statements of operations, and the measure of segment assets is represented as total assets on the balance sheets.

The CODM evaluates the net income or loss from our reportable segment. Net income or loss is also utilized to monitor the difference between budgeted and actual results, offering insights into financial performance and guiding any necessary corrective actions. Additionally, the CODM employs net income or loss for competitive analysis by comparing the Company’s financial performance with competitors in the Energy Storage space.

The Company does not engage in any intra-entity sales or transfers.

11.    Income Taxes

The Company has incurred losses and consequently recorded no provision beyond the minimum or base tax rate for state or federal income taxes for the three months ended March 31, 2025. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of March 31, 2025 and December 31, 2024, there were no material unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. For the three months ended March 31, 2025, the Company accrued $38 for income taxes, and for the three months ended March 31, 2024, the Company accrued income taxes of $460.

12.    Related-Party Transactions

As of March 31, 2025 and December 31, 2024, related-party transactions consisted of the repayment of the Notes (see Note 6 – “Stockholder Promissory Notes”).

13.    Subsequent Events

On April 9, 2025, the board of directors approved, by unanimous written consent, (i) the immediate grant of 105,000 RSUs to certain employees, which vested immediately upon issuance, as well as the payment of 25% of the value of these RSUs to these employees in cash to cover a portion of the taxes incurred, (ii) the conditional grant of 188,278 options to certain employees (conditional on approval of an increase in the share reserve under the 2021 Plan by the Company’s stockholders at the 2025 Annual Meeting), which shall vest immediately upon their issuance, and (iii) a cash incentive plan applicable to the executive officers that provides for the payment of cash bonuses upon the achievement of specified performance milestones, assuming certain liquidity thresholds are met at the time of payment.

On April 28, 2025, the board of directors approved, by unanimous written consent, (i) the conditional grant of 15,000 RSUs to the non-employee directors, which shall vest immediately upon their issuance, as well as the payment of 25% of the value of these RSUs in cash to these directors to cover a portion of the taxes incurred, and (ii) the conditional grant of 15,000 options to the non-employee directors, which shall vest immediately upon their issuance. The grant of these RSUs and options is conditioned on approval of an increase in the share reserve under the 2021 Plan by the Company’s stockholders at the 2025 Annual Meeting.

On April 18, 2025, the Company entered into a Consulting Agreement for management consulting services, which provided for the issuance to the consultant of 125,000 shares of restricted common stock, which were issued on April 21, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes for the three months ended March 31, 2025 and 2024 included elsewhere in this Quarterly Report, as well as our audited financial statements and related notes for the fiscal years ended December 31, 2024 and 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “Annual Report”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Part II, Item 1A “Risk Factors” of this Quarterly Report and “Cautionary Note Regarding Forward-Looking Statements and Industry Data,” as well as in Part I, Item 1A, “Risk Factors” of the Annual Report. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this section may not sum due to rounding.

Unless otherwise noted, all references to shares and per share amounts presented in this section have been adjusted retroactively to reflect a 1-for-100 reverse stock split, which was effective at 5:00 p.m. Pacific Time on October 8, 2024 (the “Reverse Stock Split”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reverse Stock Split and Reverse Stock Split True-Up Payment” in the Annual Report for additional information about the Reverse Stock Split.

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

Our primary target markets are currently the RV, marine, and home energy storage industries. We believe we are well-positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. We are primarily focused on expanding within the home energy storage market with the introduction of our e360 Home Energy Storage Solutions, and we believe we have established a new standard in the industry for barrier price, flexibility, and integration with this offering. Along with the RV, marine and home energy storage markets, we aim to provide additional capacities to the expanding electric forklift and industrial material handling markets.

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

We currently operate Expion360 as one reportable business segment, Energy Storage.

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

In December 2023, we entered the home energy storage market with our introduction of two LiFePO4 battery storage solutions comprising our e360 Home Energy Storage Solution: a wall mounted all-in-one inverter and 10kWh battery and an expandable server rack style battery cabinet system. We believe our new home energy storage product line will benefit from a fast-growing battery energy storage market, which is forecasted by Markets and Markets to grow at a 26.4% CAGR to reach $17.5 billion by 2028. Further, according to Clean Energy Group, approximately 3.2 million homes in the United States have solar panels installed, but only about 6% of residential solar systems have battery storage. Our home energy storage products are currently completing UL testing and certification, as well as other requirements for various Authorities Having Jurisdiction. Shipments of our two LiFePO4 battery solutions comprising our home energy storage product line began in January 2025.

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

In July 2024, we launched our new Edge battery, which offers a slim design and adds greater flexibility during installation. The Edge is offered in both 12V and 48V versions. We are experiencing high customer interest and are actively shipping Edge batteries.

In December 2024, we announced a letter of intent to collaborate with another leading innovator in energy storage solutions to pursue funding for and to establish a state-of-the-art manufacturing facility in the United States and to collaborate on battery cell and product designs to make a lasting impact on the energy storage industry.

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

RECENT DEVELOPMENTS

Chief Operating Officer Resignation and Appointment

Paul Shoun, our Co-Founder, President, Chief Operating Officer, and Chairman of the Board, resigned from his role as Chief Operating Officer, effective April 1, 2025. Mr. Shoun has continued to perform his duties as President and Chairman of the Board. In connection with Mr. Shoun’s resignation, the Board appointed Carson Heagen, who was serving as our Vice President of Operations, to serve as our Chief Operating Officer, effective April 1, 2025.

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

We received net proceeds of approximately $1.8 million from the offering and used approximately $0.5 million of the net proceeds to satisfy a portion of certain amounts owed to our Series A Warrant holders pursuant to the terms of the outstanding Series A Warrants.

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

In addition to increased mining and newly located reserves, there is an industry push to provide more efficient ways to extract lithium from mined ore. Another development of the past few years is lithium cell recycling. This process recaptures raw lithium from the cell for reuse in future cells. However, notwithstanding efforts to improve the sustainability and efficiency of lithium mining, the price of lithium is volatile. We continue to monitor developments that may adversely affect our supply chain.

Management expects that products from our Asian third-party manufacturers will be subject to additional tariffs in 2025. We believe that we can protect our margins through a combination of supplier concessions, customer price increases and efficiencies gained as sales continue to grow.

For additional information regarding supply chain risks, see the information in Part I, Item 1A of the Annual Report titled “Risk Factors—Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers” and “—Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.”

Product and Customer Mix

As of March 31, 2025, we sell 15 models of LiFEPO4 batteries, the Aura 600, and various individual or bundled accessories for battery systems. Our products are sold to different customers (e.g., dealers, wholesalers, private-label customers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins, which could decrease our margins and negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operations. As we introduce new products, we may see a change in product and sales channel mix, which could result in period-to-period fluctuations in our overall gross margin.

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

Certifications

We completed the final requirements to obtain UL Safety Certifications on our new 12V Group 27 100Ah and 132Ah batteries, and on our 12V GC2 battery. Now that these certifications have been completed, all of the batteries produced by us have a UL Safety Certification, emphasizing our commitment to quality, safety and service for our customers.

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

Other (Income) Expense

Our other (income) and expense typically consist of interest expense, interest income, and gain or loss on sale of property and equipment.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of March 31, 2025 or December 31, 2024.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at March 31, 2025 or December 31, 2024 and did not recognize interest and/or penalties in the statement of operations for the three months ended March 31, 2025 and 2024, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales:

For the Three Months Ended:	March 31, 2025		March 31, 2024
	$	% of Net sales	$	% of Net sales
Net sales	$2,049,331	100.0%	$971,859	100.0%
Cost of sales	1,547,764	75.5	749,337	77.1
Gross profit	501,567	24.5	222,522	22.9
Selling, general, and administrative expenses	1,649,435	80.5	2,189,475	225.3
Loss from operations	(1,147,868)	(56.0)	(1,966,953)	(202.4)
Other expense - net	(4,092)	(0.2)	(225,527)	(23.2)
Loss before income taxes	(1,151,960)	(56.2)	(2,192,480)	(225.6)
Net loss	(1,151,998)	(56.2)	(2,192,940)	(225.6)

Net Sales

Net sales for the three months ended March 31, 2025 increased by $1.1 million, or 111%, compared to the three months ended March 31, 2024. Net sales were $2.0 million for the three months ended March 31, 2025 and $972,000 for the three months ended March 31, 2024. The increase in net sales was due, in part, to a rebound in the RV market overall, which fueled demand for our product, as well as commencing sales of our e360 Home Energy Storage Solutions in the home energy market.

Cost of Sales

Total cost of sales for the three months ended March 31, 2025 increased by $798,000, or 107%, compared to the three months ended March 31, 2024. However, cost of sales as a percent of sales decreased by 1.6% compared to the prior year period, from 77.1% to 75.5%. Cost of sales was $1.5 million for the three months ended March 31, 2025 and $749,000 for the three months ended March 31, 2024. The percentage decrease in cost of sales was primarily related to the increase in net sales resulting in lower fixed overhead costs per unit.

Gross Profit

Our gross profit for the three months ended March 31, 2025 increased by $279,000, or 125%, compared to the three months ended March 31, 2024. Gross profit was $502,000 for the three months ended March 31, 2025 and $223,000 for the three months ended March 31, 2024. Gross profit as a percentage of sales increased by 1.6% compared to the prior year period. The increase in gross profit for the three months ended March 31, 2025 was primarily attributable to the increase in net sales and lower cost of goods sold as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2025 decreased by $540,000, or 24.7%, compared to the three months ended March 31, 2024. Selling, general, and administrative expenses were $1.6 million for the three months ended March 31, 2025 and $2.2 million for the three months ended March 31, 2024. The decrease in selling, general, and administrative expense is primarily due to decreases in salaries and benefits, including non-cash stock-based compensation, as well as reduction in headcount. Legal and professional fees also had a significant decrease, as did rent expense due to the termination of the lease on our second warehouse.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended March 31,
	2025	2024
Salaries and benefits	$672,664	$1,005,941
Legal and professional	311,042	446,257
Sales and marketing	246,643	240,076
Research and development	113,740	75,502
Software, fees, tech support	70,472	74,210
Insurance	63,105	70,194
Rents, maintenance, utilities	56,679	138,218
Travel expenses	40,851	41,738
Depreciation	29,813	44,779
Supplies	8,222	8,329
Other	36,204	44,231
Total	$1,649,435	$2,189,475

Other Expense

Our other expense for the three months ended March 31, 2025 and 2024 was $4,000 and $226,000, respectively. Other expense for the three months ended March 31, 2025 was made up almost entirely of interest expense, partially offset by a gain on sale of property and equipment, while the same period for 2024 was made up almost entirely of interest expense.

During the three months ended March 31, 2025 and 2024, interest expense totaled $6,000 and $253,000, respectively. Interest expense during the three months ended March 31, 2025 was entirely paid in cash, while interest expense during the three months ended March 31, 2024 was made up of non-cash interest expense of $225,000 and interest expense paid in cash of $28,000. Interest expense was primarily due to the convertible note, which was paid off in full in August 2024.

Net Loss

Our net loss for the three months ended March 31, 2025 and 2024 was $1.2 million and $2.2 million, respectively. The decrease in net loss was primarily the result of higher net sales for the period ended March 31, 2025. Additionally, for the period ended March 31, 2025, we recognized reductions in salaries and benefits as well as legal and professional fees and rent expense.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,228,934)	$(1,671,918)
Net cash provided by investing activities	$2,750	$77,134
Net cash provided by / (used in) financing activities	$1,771,226	$(74,781)

Net cash used in operating activities

Our largest source of operating cash is cash received from the sales of our products. We primarily use cash in operating activities for inventory purchases, salaries and benefits, legal and professional services, and sales and marketing. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sales of common stock.

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2025, compared to $1.7 million for the prior year period. The decrease in cash used was primarily driven by improved operating performance and favorable changes in working capital, including:

●	For the three months ended March 31, 2025, our loss of $1.2 million was reduced by non-cash transactions including stock-based compensation of $51,000 and depreciation of $34,000. For the three months ended March 31, 2024, our loss of $2.2 million was reduced by non-cash transactions including stock-based compensation of $316,000, amortization of convertible note costs of $167,000, and depreciation of $49,000.
●	For the three months ended March 31, 2025, cash used by an increase in inventory of $1.2 million was more than offset by cash provided by a decrease in prepaid and in-transit inventory of $1.5 million, as orders requiring prepayment or orders in transit prior to December 31, 2024 were received into inventory during the three months ended March 31, 2025.
●	Cash used in decreasing our suspended liability for the three months ended March 31, 2025 was primarily due to the company using $500,000 of proceeds from the January 2025 offering to partially satisfy payments owed under the Series A Warrants, resulting in a corresponding reduction to the suspended liability, while there was no cash flow for this liability in the three months ended March 31, 2024.
●	Cash used by an increase in accounts payable was $29,000 for the three months ended March 31, 2025, while cash provided by a decrease in accounts receivable was $5,000 for the three months ended March 31, 2024. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing of invoices and payments before and after the end of the period.
●	Cash provided by a decrease in accounts receivable was $20,000 for the three months ended March 31, 2025, while cash used by an increase in accounts receivable was $84,000 for the three months ended March 31, 2024. Sales are generally collected within 30 to 45 days. These changes are mainly due to timing of invoices and payments before and after the end of the period.

Net cash provided by investing activities

Cash provided by investing activities was $3,000 and $77,000 for the three months ended March 31, 2025 and 2024, respectively. We sold one vehicle in the three months ended March 31, 2025, and sold three vehicles during the three months ended March 31, 2024, for net proceeds of $3,000 and $88,000, respectively.

Net cash provided by / (used in) financing activities

Cash provided by financing activities in the three months ended March 31, 2025 was $1.3 million , while cash used in financing activities was $75,000 for the three months ended March 31, 2024. For the three months ended March 31, 2025, we received net proceeds of $1.8 million from issuance of common stock, offset by payments of $8,000 toward principal on long-term debt. For the three months ended March 31, 2024, we paid down long-term debt principal of $94,000, paid off a stockholder note in the principal amount of $62,500, and made principal payments toward the short-term convertible note of $44,000, which were offset by net cash proceeds of $125,000 from issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of March 31, 2025, our working capital improved to $2.7 million compared to $2.0 million as of December 31, 2024, and we had cash and cash equivalents of $1.1 million and $548,000, as of March 31, 2025 and December 31, 2024, respectively.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest, and principal payments on our debt.

As of March 31, 2025, we expect our short-term liquidity requirements to include (a) scheduled principal debt payments of approximately $31,000, (b) lease obligation payments of approximately $256,000, including imputed interest, and (c) a suspended liability payment of $4.5 million, which represents an obligation under our Series s Warrants subject to payment deferral mechanisms that are being actively managed.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. We continue to experience recurring operating losses and negative cash flows from operations, with $1.2 million used in operating activities during the three months ended March 31, 2025. While management has implemented cost containment measures and is working to address its cash flow challenges, including by raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses, material uncertainty remains. Without additional funding or a material increase in revenue generation, we may not be able to meet our obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements for the year ended March 31, 2025 are issued. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Part I, Item 1A, “Risk Factors” of the Annual Report.

Financing Obligations

As of March 31, 2025, our long-term debt was approximately $222,000, of which $31,000 is due within the next 12 months. This balance includes $142,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $78,000 outstanding under vehicle financing arrangements, and an equipment loan for $2,000.

Vehicle Financing Arrangements

As of March 31, 2025, we had three notes payable to GM Financial for vehicles. In addition, a commercial line secured in April 2022 for $300,000 was renewed in April 2023 and increased to $350,000, and renewed again in April 2024 and April 2025 for the same $350,000 amount. This commercial line may be used to finance vehicle purchases and expires in April 2026. The notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles.

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

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of March 31, 2025, the Company had $732,000 in long-term operating lease liabilities.

CRITICAL ACCOUNTING ESTIMATES

The above discussion and analysis of our financial condition and results of operations is based upon our financial statements. The preparation of financial statements in conformity with the generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates involve judgments that are inherently uncertain and subject to change as future events and conditions evolve. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the financial statements prospectively from the date of the change in the estimate.

A critical accounting estimate is one that involves a significant degree of judgment or complexity and where a different assumption could reasonably have a material impact on our financial condition or results of operations. The critical accounting estimates below are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest number of judgments by management. There were no material changes to our methodologies or underlying assumptions for these estimates compared to prior periods.

Property and Equipment

Property and equipment are stated at cost less depreciation calculated on the straight-line basis over the estimated useful lives of the related assets as follows:

Vehicles and transportation equipment	5 – 7 years
Manufacturing equipment	3 – 10 years
Office furniture and equipment	3 – 7 years
Warehouse equipment	3 – 10 years
QA equipment	3 – 10 years
Tooling and molds	5 – 10 years

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

We recognize operating lease assets and lease liabilities on the balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by an option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, our incremental borrowing rate (IBR).

See Note 8, “Commitments and Contingencies,” of our financial statements within the Annual Report for further information.

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

Warrants

Warrants are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 7—Equity and Debt Financings” and “Note 9—Stockholders’ Equity” in our accompanying financial statements for information on the warrants. Changes in assumptions used to estimate fair value could occur from stock pricing volatility depending on our performance and our position in the industry and changes in market interest rates which can result in materially different results.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of stock options, volatility of our stock price, risk-free interest rates, future dividend yields and estimated forfeitures at the initial grant date. Restricted stock unit awards are valued based on the closing trading price of our common stock on the date of grant. Changes in assumptions used to estimate fair value could result in materially different results.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of US GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and results of operations. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recorded in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

See “Note 11—Income Taxes” of our financial statements within the Annual Report for further information on our income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive, financial, and accounting officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Based on this evaluation, our principal executive, financial, and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become subject to legal claims, regulatory matters and contingencies in the ordinary course of our business. However, we are not currently party to any pending legal claims, regulatory matters or contingencies that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, liquidity or prospects.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making a decision to purchase or sell our common stock, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of the Annual Report, which are incorporated herein by reference. The risks described in our Annual Report are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, results of operations, liquidity, and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2025.

On April 18, 2025, we entered into a Consulting Agreement for management consulting services, which provided for the issuance to the consultant of 125,000 shares of restricted common stock, which were issued on April 21, 2025.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans

Our directors and officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock, which plans or arrangements are intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, or which may represent a non-Rule 10b5-1 trading arrangement as defined under Item 408(a) of Regulation S-K.

During the quarter ended March 31, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021.	S-1	3.1	3/31/2022
3.2	Certificate of Amendment of Articles of Incorporation, effective as of October 8, 2024	8-K	3.1	10/7/2024
3.3	Amended and Restated Bylaws of the Company, dated August 21, 2024	8-K	3.1	8/27/2024
4.1*	Form of Pre-Funded Warrant	8-K	4.1	1/3/2025
4.2*	Form of Common Warrant	8-K	4.2	1/3/2025
10.1†	Employment Agreement, between Carson Heagen and Expion360 Inc., dated April 1, 2025	-	-	-
10.2*	Form of Securities Purchase Agreement, dated as of January 2, 2024, by and among the Company and the purchasers on the signature pages thereto	8-K	10.1	1/3/2025
10.3*	Form of Registration Rights Agreement, dated as of January 2, 2024, by and among the Company and the purchasers on the signature pages thereto	8-K	10.2	1/3/2025
31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.1#	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

†       Indicates a management contract or compensatory plan or arrangement.

#	The certification shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

*	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant agrees to furnish a copy of all omitted schedules (or similar attachments) to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)