Form 10-Q
period 2025-06-30
Expion360 Inc.
filed 2025-08-13
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 8, 2025, there were 3,474,720 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Quarterly Report, other than statements of historical fact, are forward-looking statements, including, without limitation, projections regarding the markets in which we operate, plans and objectives for future operations, estimates of future financial condition, results of operations or liquidity, proposed new products or services, expected capital expenditures, proposed financings, future economic conditions or performance, and any estimates or assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or the negative thereof, or other comparable terminology. All forward-looking statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. Although we believe the expectations reflected in our forward-looking statements are reasonable, there can be no assurance that such expectations or any of our forward-looking statements will prove to be accurate. Actual results may differ, and could differ materially, from those results expressed in or implied by the forward-looking statements. Investors are cautioned not to unduly rely on any such forward-looking statements.

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

Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	We operate in an extremely competitive industry and are subject to pricing pressures.
•	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
•	Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
•	Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers.
•	Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts, could harm our business.
•	Our business and future growth depends on the needs and success of our customers.
•	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales.
•	If we fail to expand our sales and distribution channels, our business could suffer.
•	The uncertainty in global economic conditions could negatively affect our results of operations.
•	We are currently, and will likely continue to be, dependent on our two warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.
•	We could face potential product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.
•	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
•	Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.
•	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
•	Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.
•	If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.
•	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.
•	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
•	Our stock price may fluctuate significantly, and you may lose all or a part of your investment.
•	Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
•	The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.
•	The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
•	The cash true-up payment provision in the Series A Warrants may have a material adverse impact on our financial condition, may impede our ability to raise additional capital, and may discourage an acquisition of us by a third party.
•	Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

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

 ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXPION360 INC.

BALANCE SHEETS

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$684,920	$547,565
Accounts receivable, net	715,724	613,022
Inventory	5,138,263	4,831,461
Prepaid/in-transit inventory	485,507	1,612,686
Prepaid expenses and other current assets	350,848	236,461
Total current assets	7,375,262	7,841,195

Property and equipment	807,082	914,081
Accumulated depreciation	(427,459)	(430,191)
Property and equipment, net	379,623	483,890

Other Assets
Operating leases – right-of-use assets	818,188	754,832
Deposits	32,016	27,471
Total other assets	850,204	782,303
Total assets	$8,605,089	$9,107,388

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$675,351	$338,091
Customer deposits	48,693	48,474
Accrued expenses and other current liabilities	250,390	187,464
Current portion of operating lease liability	318,335	256,153
Current portion of long-term debt	30,772	31,758
Suspended Liability	4,485,948	4,985,948
Total current liabilities	5,809,489	5,847,888

Long-term debt, net of current portion and discount	182,842	198,412
Operating lease liability, net of current portion	545,535	542,764
Total liabilities	$6,537,866	$6,589,064

Stockholders’ equity
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 3,374,468 and 2,096,082 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,374	2,096
Additional paid-in capital	39,159,947	37,091,468
Accumulated deficit	(37,096,098)	(34,575,240)
Total stockholders’ equity	2,067,223	2,518,324
Total liabilities and stockholders’ equity	$8,605,089	$9,107,388

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$2,989,947	$1,278,109	$5,039,278	$2,249,967
Cost of sales	2,367,337	952,646	3,915,101	1,701,982
Gross profit	622,610	325,463	1,124,177	547,985
Selling, general and administrative	1,972,806	2,004,260	3,622,241	4,193,734
Loss from operations	(1,350,196)	(1,678,797)	(2,498,064)	(3,645,749)

Other expense
Interest income	—	(18,596)	(1)	(45,460)
Interest expense	3,649	250,560	9,317	503,846
Loss on sale of property and equipment	14,978	—	13,353	306
Settlement expense	—	309,000	—	309,000
Other (income) / expense	—	11	50	(1,189)
Total other expense	18,627	540,975	22,719	766,503
Loss before income taxes	(1,368,823)	(2,219,772)	(2,520,783)	(4,412,252)

Franchise taxes	37	460	75	920
Net loss	$(1,368,860)	$(2,220,231)	$(2,520,858)	$(4,413,172)

Net loss per share (basic and diluted)	$(0.41)	$(30.20)	$(0.78)	$(61.48)
Weighted-average number of common shares outstanding	3,335,237	73,517	3,223,003	71,787

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	69,230	$69	$26,445,378	$(21,095,765)	$5,349,682
Stock issued under equity line of credit	382	—	125,153	—	125,153
Proceeds received from cashless exercise of warrants	16	—	(4)	—	(4)
Stock issued for interest payment	107	—	41,250	—	41,250
Stock-based compensation	—	—	35,127	—	35,127
Issuance of stock options	—	—	218,219	—	218,219
Issuance of restricted stock units	—	—	51,647	—	51,647
Settlement of vested restricted stock units	99	—	46,890	—	46,890
Settlement of commitment shares	635	1	(1)	—	—
Net loss	—	—	—	(2,192,940)	(2,192,940)
Balance at March 31, 2024	70,469	$70	$26,963,659	$(23,288,705)	$3,675,024
Stock issued for ELOC	3,954	4	703,334	—	703,338
Stock issued for interest payment	153	—	34,561	—	34,561
Issuance of stock options	—	—	69,416	—	69,416
Issuance of RSUs	—	—	53,654	—	53,654
Settlement of vested RSUs	20	—	—	—	—
Stock issued as a result of settlement	1,000	1	208,999	—	209,000
Net loss	—	—	—	(2,220,231)	(2,220,231)
Balance at June 30, 2024	75,596	$75	$28,033,623	$(25,508,936)	$2,524,762

Balance at December 31, 2024	2,096,082	$2,096	$37,091,468	$(34,575,240)	$2,518,324
Issuance of shares, net of issuance costs	474,193	474	355,084	—	355,558
Issuance of pre-funded warrants	574,193	574	1,423,425	—	1,423,999
Issuance of stock options	—	—	50,721	—	50,721
Net loss	—	—	—	(1,151,998)	(1,151,998)
Balance at March 31, 2025	3,144,468	$3,144	$38,920,698	$(35,727,238)	$3,196,604
Issuance and settlement of RSUs	105,000	105	80,745	—	80,850
Issuance of stock options	—	—	52,379	—	52,379
Issuance of shares in exchange for services	125,000	125	106,125	—	106,250
Net loss	—	—	—	(1,368,860)	(1,368,860)
Balance at June 30, 2025	3,374,468	$3,374	$39,159,947	$(37,096,098)	$2,067,223

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities

Net loss	$(2,520,858)	$(4,413,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	65,244	94,866
Amortization of convertible note costs	—	333,572
Loss on sale of property and equipment	13,353	306
Stock-based settlement	—	209,000
Stock-based compensation	183,950	438,923
Issuance of common stock in exchange for services	106,250	—
Non-cash expense in exchange for asset disposal	21,420	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(102,702)	(198,071)
(Increase) / Decrease in inventory	(306,802)	463,558
(Increase) / Decrease in prepaid/in-transit inventory	1,127,179	(555,338)
Increase in prepaid expenses and other current assets	(114,387)	(27,242)
Increase in deposits	(4,545)	—
Increase in accounts payable	337,260	145,566
Increase / (Decrease) in customer deposits	219	(3,329)
Increase in accrued expenses and other current liabilities	62,926	98,166
Increase in right-of-use assets and lease liabilities	1,597	6,929
Decrease in suspended liability	(500,000)	—
Net cash used in operating activities	(1,629,896)	(3,406,266)

Cash flows from investing activities
Purchases of property and equipment	—	(10,550)
Net proceeds from sale of property and equipment	4,250	87,684
Net cash provided by investing activities	4,250	77,134

Cash flows from financing activities
Principal payments on convertible note	—	(365,671)
Principal payments on long-term debt	(16,556)	(101,560)
Principal payments on stockholder promissory notes	—	(62,500)
Net proceeds from exercise of warrants	—	(4)
Net proceeds from issuance of common stock	1,779,557	828,492
Net cash provided by financing activities	1,763,001	298,757

Net change in cash and cash equivalents	137,355	(3,030,375)
Cash and cash equivalents, beginning	547,565	3,932,698
Cash and cash equivalents, ending	684,920	902,323

(continued on next page)

EXPION360 INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	For the Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2025	2024
Cash paid for interest	$9,783	$67,070
Cash paid for franchise taxes	$—	$—

Non-cash financing activities:
Acquisition / modification of operating lease right-of-use asset and lease liability	$198,216	$—
Issuance of common stock for payment on accrued interest	$—	$75,811
Issuance of common stock for payment on accrued compensation	$—	$36,029
Issuance of common stock in exchange for short-term loan costs	$—	$65

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

Results of operations for the three- and six-month periods ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other reporting period. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, and amended April 30, 2025 (the “Annual Report”).

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The Company’s activities are subject to significant risks and uncertainties, including the potential that the Company may continue to incur significant losses and fail to secure additional funding before achieving or sustaining profitability or positive cash flow from operations. Historically, the Company’s growth has been funded through a combination of equity financing, third-party debt, and working capital loans. The Company may need to raise additional debt or equity financing to expand its presence in the marketplace, acquire inventory, develop and commercialize new products, achieve operating efficiencies, and accomplish its long-term business plan. There can be no assurance as to the availability of financing or the terms upon which it might be available.

As presented in the financial statements, the Company has sustained recurring losses and negative cash flows from operations. The Company incurred a net loss of $1.4 million and $2.5 million for the three and six months ended June 30, 2025, respectively, and has incurred an accumulated deficit of $37.1 million through June 30, 2025. The Company expects to continue to incur additional losses for the foreseeable future. In addition, the Company had a cash and cash equivalents balance of approximately $685,000 as of June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date the financial statements in this Quarterly Report were issued. However, management is working to address these challenges, including increasing revenue from the sale of products, managing inventory levels, identifying alternative supply chain resources, managing operational expenses, and raising additional capital.

Historically, the Company’s growth has been funded through a combination of sales of equity interests, third party debt, and working capital loans. The Company’s net sales for the three months ended June 30, 2025 increased 134% compared to the same period in 2024, and the net sales for the six months ended June 30, 2025 increased 124% compared to the same period in 2024. The Company believes these increases were driven not only by the RV market recovering from its previous slowdown but also by enhanced sales efforts, including expanded outreach to OEM partners, strategic marketing initiatives, and the successful onboarding of new customers during this period. Selling, general, and administrative expenses decreased by 2% for the three months ended June 30, 2025, primarily due to savings in rent and related expenses, offset by an increase in travel expenses and research and development. Selling, general, and administrative expenses decreased by 14% for the six months ended June 30, 2025, primarily due to savings in salaries and benefits, rents, and legal and professional fees, offset by an increase in research and development. Other expenses decreased by 97% for both the three and six months ended June 30, 2025, primarily due to decreased interest expense and settlement expense. These changes resulted in a 38% improvement in net loss for the three months ended June 30, 2025 and a 43% improvement in net loss for the six months ended June 30, 2025, compared to the same periods in 2024.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include the depreciable lives of fixed assets, right-of-use asset and liability for operating leases, revenue recognition, valuation of warrants, stock-based compensation, and deferred assets and liability for income tax purposes. Management makes its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including tariffs, inflation, interest rates, commodity pricing, and recessionary concerns on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could vary materially from the estimates and assumptions that were used, which may result in material effects on the Company’s financial condition, results of operations, and liquidity.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase, to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of U.S. Treasury securities. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of June 30, 2025, investment accounts totaling $714 were invested in U.S. Treasury securities.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts may be recorded to reduce accounts receivable to the estimated amount that management expects will be collected. The allowance is based upon management’s review of the accounts receivable aging, specific identification of potentially uncollectible balances and other factors deemed relevant. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three and six months ended Jue 30, 2025 and 2024, the Company wrote off $0 to bad debt expense. The Company has not accrued an allowance for doubtful accounts as of June 30, 2025 or December 31, 2024, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of June 30, 2025 and December 31, 2024, the Company had customer deposits totaling $48,693 and $48,474, respectively.

Inventory

Inventory generally consists of batteries and accessories, resale items, components, and related landing costs. Inventory is stated at the lower of cost (first in, first out) or net realizable value.

As of June 30, 2025 and December 31, 2024, the Company had inventory that consisted of finished assemblies totaling $4,396,037 and $4,077,013, respectively, and raw materials (inventory components, parts, and packaging) totaling $742,226 and $754,448, respectively. The stated inventory value is inclusive of fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. The Company determined that no such reserve was necessary as of June 30, 2025 or December 31, 2024.

The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $485,507 and $1,612,686 as of June 30, 2025 and December 31, 2024, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended June 30, 2025 and 2024, approximately 22% and 83%, respectively, of inventory purchases were made from foreign suppliers located in Asia. During the six months ended June 30, 2025 and 2024, approximately 38% and 79%, respectively, of inventory purchases were made from foreign suppliers located in Asia. Management expects products shipped from the Company’s third-party manufacturers in Asia will be subject to tariffs. The Company intends to maintain its gross margins through a combination of supplier concessions and customer price increases. The Company has also engaged a lobbyist firm to assist with tariff relief.

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

Leases

The Company determines if an arrangement is a lease at inception. Leases may be categorized as operating leases or finance leases. The Company does not have any finance leases.

Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate (“IBR”) applicable to the lease asset, unless the implicit rate is readily determinable. The Company’s IBR represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. ROU assets include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheets. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component for all its leases.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three or six months ended June 30, 2025 or 2024.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded DC mobile chargers are warrantied for two years from the date of sale and its branded VPR 4EVER Classic and Platinum batteries are warrantied at gradually lesser levels over a 12-year period from date of sale. The Company determines its estimated liability for warranty claims based on the Company’s historical experience with the amount of claims actually made. The Company has not accrued any liability for product warranties as of June 30, 2025 and December 31, 2024 because, historically, there have been very few warranty claims, and any costs for repairs or replacement parts have been nominal.

Liability for Refunds

The Company does not have a formal product return policy but does accept returns under its warranty policies. Returns have historically been minimal. The Company has not accrued a refund liability as of June 30, 2025 or December 31, 2024. If a refund liability was recognized, revenue would be recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

Revenue Recognition

The Company’s revenue is generated from the sale of products consisting primarily of batteries and accessories. The Company recognizes revenue when control of goods or services is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. The Company recognizes revenue based on the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) is satisfied. Revenue is recognized upon shipment or delivery to the customer, as that is when the customer obtains control of the promised goods and the Company’s performance obligation is considered satisfied. As such, accounts receivable is recorded at the time of shipment or will call, when the Company’s right to the consideration becomes unconditional and the Company determines there are no uncertainties regarding payment terms or transfer of control.

Concentration of Major Customers

A customer is considered a major customer when net revenue attributable to the customer exceeds 10% of total revenue for the period, or the accounts receivable balance attributable to the customer exceeds 10% of total accounts receivables.

During the three months ended June 30, 2025, sales to two customers totaled $1,581,339, comprising approximately 53% of total sales. These two customers represented 27% of total accounts receivable as of June 30, 2025. Accounts receivable from two additional customers totaled $223,228, representing approximately 31% of total accounts receivable as of June 30, 2025. During the six months ended June 30, 2025, sales to three customers totaled $2,816,096, comprising approximately 56% of total sales. These customers represented 36% of total accounts receivable as of June 30, 2025. Accounts receivable from two additional customers totaled $223,228, representing approximately 31% of total accounts receivable as of June 30, 2025.

During the three months ended June 30, 2024, sales to one customer totaled $232,513, comprising approximately 19% of total sales. This customer represented 12% of total accounts receivable as of June 30, 2024. During the six months ended June 30, 2024, sales to one customer totaled $284,571, comprising approximately 12% of total sales and total accounts receivable as of June 30, 2024. Accounts receivable from two additional customers totaled $134,362, representing approximately 38% of total accounts receivable as of June 30, 2024.

Shipping and Handling Costs

Shipping and handling fees billed to customers totaled $12,766 and $29,199 during the three months ended June 30, 2025 and 2024, respectively, and $27,684 and $51,889 during the six months ended June 30, 2025 and 2024, respectively, and are classified as net sales on the statements of operations. Shipping and handling costs for shipping product to customers totaled $59,423 and $59,651 during the three months ended June 30, 2025 and 2024, respectively, and $142,600 and $102,694 during the six months ended June 30, 2025 and 2024, respectively, and are classified as selling, general, and administrative expense on the statements of operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expenses totaled $242,557 and $228,308 for the three months ended June 30, 2025 and 2024, respectively, and $489,199 and $468,384 for the six months ended June 30, 2025 and 2024, respectively, and are included in selling, general and administrative expense on the statements of operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $78,816 and $82,790 for the three months ended June 30, 2025 and 2024, respectively, and $165,978 and $156,465 for the six months ended June 30, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the statements of operations.

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

We calculate basic and diluted net earnings or loss per share using the weighted average number of common shares outstanding during the periods presented. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include stock options, warrants, unvested restricted stock units (“RSUs”), and shares associated with the conversion of any convertible notes or convertible preferred stock, in each case as applicable. We use the if-converted method for calculating any potential dilutive effect of convertible notes and convertible preferred stock on diluted net earnings or loss per share. For periods in which we have a net loss position, we exclude these potentially dilutive securities from the weighted average number shares because their inclusion would be anti-dilutive. Accordingly, for periods in which we have a net loss position, basic and diluted net loss per share are the same.

The following shows the amounts used in computing net loss per share:

	Three Months Ended June 30,		Six Month Ended June 30,
	2025	2024	2025	2024
Net loss	$(1,368,860)	$(2,220,232)	$(2,520,858)	$(4,413,172)
Weighted average common shares outstanding – basic and diluted	3,335,237	73,517	3,223,003	71,787
Net loss per share (basic and diluted)	$(0.41)	$(30.20)	$(0.78)	$(61.48)

As of June 30, 2025 and December 31, 2024, the Company had outstanding warrants, options, and RSUs convertible into or exercisable for an aggregate of 6,440,677 and 5,392,395 shares of common stock, respectively.

The following table sets forth the number of shares excluded from the computation of diluted loss per share since their inclusion would have been anti-dilutive.

	As of
	June 30, 2025	December 31, 2024
2021-2023 Warrants	6,889	6,889
August 2024 Warrants – Series A	5,286,692	5,286,692
August 2024 Warrants – Series B	87,384	87,384
January 2025 Warrants	1,048,386	—
Stock Options	11,326	11,430
Total	6,440,677	5,392,395

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires compensation costs to be recognized at grant date fair value over the requisite service period of each of the awards. The Company recognizes forfeitures of awards as they occur.

The fair value of stock options is determined using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. Certain assumptions are made regarding the components of the model, including risk-free interest rate, volatility, expected dividend yield, and expected life of the stock option. Changes to these assumptions could cause significant adjustments to the valuations.

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

3.    Property and Equipment, Net

Property and equipment consist of the following:

	As of
	June 30, 2025	December 31, 2024

Vehicles and transportation equipment	$299,014	$406,013
Manufacturing equipment	168,099	168,099
Office furniture and equipment	153,698	153,698
Warehouse equipment	72,964	72,964
Leasehold improvements	69,725	69,725
QA equipment	43,582	43,582
	$807,082	$914,081

Less: accumulated depreciation	(427,459)	(430,191)
Property and equipment, net	$379,623	$483,890

Depreciation expense was $31,215 and $45,422 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $65,242 and $94,866 for the six months ended June 30, 2025 and 2024, respectively. There were disposals and sales of fixed assets during the six months ended June 30, 2025 and 2024 resulting in the net cash received of $4,250 and $87,684, respectively, and a fixed assed was transferred in exchange for services rendered valued at $21,420 during the six months ended June 30, 2025. As a result of disposals and sales of fixed assets, the Company recognized a loss of $14,978 and $13,353 during the three months and six months ended June 30, 2025, respectively, and $0 and $306 during the three and six months ended June 30, 2024, respectively.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2025	As of December 31, 2024
Accrued salaries and payroll liabilities	$197,494	$145,686
Accrued commissions	46,719	30,913
Accrued interest	294	760
Accrued income taxes	75	150
Accrued rebate liability	73	—
Deferred income and deposit (sublease)	—	4,549
Other	5,735	5,406
Accrued expenses and other current liabilities	$250,390	$187,464

5.     Long-Term Debt

Long-term debt consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Note payable – Bank: The notes are payable in monthly installments of $332, including interest at 5.8% per annum, mature in August 2025, and are secured by equipment.	$716	$2,657
Note payable – SBA: The Economic Injury Disaster Loan is payable in monthly installments of $731, including interest at 3.75% per annum, matures in May 2050, and is unsecured.	141,156	143,144
Notes payable – GM Financial: The Company acquired six notes payable to GM Financial for vehicles in April 2022. As of June 30, 2025, the notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles.	71,742	84,369
Total	$213,614	$230,170
Less current portion	(30,772)	(31,758)
Long-term debt, net of unamortized debt discount and current portion	$182,842	$198,412

Future maturities of long-term debt are as follows:

12 Months Ending June 30,
2026	$30,772
2027	32,078
2028	20,547
2029	3,928
2030	4,078
Thereafter	122,211
Total	$213,614

6.     Stockholder Promissory Notes

The Company previously issued unsecured promissory notes to certain stockholders (the “Notes”). As of June 30, 2025 and December 31, 2024, the Company had no outstanding principal balance due to pursuant to the Notes. The Notes were fully repaid in August 2024.

Interest paid to stockholders under the Notes totaled $0 during the three and six months ended June 30, 2025, and $17,501 and $35,499 during the three and six months ended June 30, 2024, respectively. There was no accrued interest as of June 30, 2025 and December 31, 2024 related to the Notes.

7.    Equity and Debt Financings

January 2025 Public Offering

In January 2025, the Company sold in a public offering (i) 474,193 shares of common stock, (ii) pre-funded warrants to purchase 574,193 shares of common stock, which were exercised immediately upon closing, and (iii) warrants to purchase 1,048,386 shares of common stock (the “January 2025 Public Offering”) for aggregate gross proceeds of $2,599,997. Net proceeds from this offering, after related costs, totaled $1,779,557.

The fair value of the warrants issued in the offering was determined at the date of issuance using the Black-Scholes option-pricing model and following assumptions: per share price of common stock on date of grant $2.22, expected dividend yield of 0%, expected volatility of 158.64%, risk-free interest rate of 4.41% and expected life of five years. The warrants were valued at $2.064 per share, with a total value of $2,163,869. All of the warrants remain outstanding.

The offering of the shares of common stock and pre-funded warrants in the January 2025 Public Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023 (the “Shelf Registration Statement”). The offering of the warrants in the January 2025 Public Offering was made pursuant to a registration statement on Form S-1 (File No. 333-284354), which the Company filed with the SEC on January 17, 2025 and was declared effective on February 11, 2025.

Reverse Stock Split True-Up Payment

On October 8, 2024, the Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common stock, which was approved by the Company’s board of directors on September 27, 2024, following stockholder approval at the Company’s annual meeting of stockholders held on September 27, 2024 (the “2024 Annual Meeting”).

As a result of the lowest daily volume weighted average price (“VWAP”) of the common stock during the five trading days before and after the Reverse Stock Split, a Reverse Stock Split cash true-up payment provision in the Series A Warrants, which is capped at $5.0 million in the aggregate under all Series A Warrants (as described under the section entitled “—August 2024 Public Offering” below), was triggered, but the payment of the Reverse Stock Split cash true-up payment was suspended in accordance with the terms of the Series A Warrants (the “Cash True-up Payment”).

During the year ended December 31, 2024, $14,052 of the Cash True-up Payment was relieved in connection with the exercise of Series A Warrants, leaving a remaining liability of $4,985,948 as of December 31, 2024. The Company used $500,000 of the net proceeds from the January 2025 Public Offering to satisfy a portion of the Cash True-up Payment leaving a remaining liability of $4,485,948 as of June 30, 2025.

August 2024 Public Offering

On August 8, 2024, the Company sold in a public offering, (i) 33,402,000 Common Units (pre-Reverse Stock Split), each consisting of one share of common stock, two Series A Warrants and one Series B Warrant, and (ii) 16,598,000 Pre-Funded Units (pre-Reverse Stock Split), each consisting of one Pre-Funded Warrant, two Series A Warrants, and one Series B Warrant (the “August 2024 Public Offering”).

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

The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (pre-Reverse Stock Split) and could be exercised at any time until all Pre-Funded Warrants are exercised in full. As of June 30, 2025 and December 31, 2024, all Pre-Funded Warrants had been exercised.

Each Series A Warrant is exercisable at any time or times beginning on September 30, 2024, which was the first trading day following the Company’s notice to the Series A Warrant holders of stockholder approval received at the 2024 Annual Meeting, and will expire five years from such date. Each Series A Warrant was initially exercisable at an exercise price of $24.00 per share of common stock (post-Reverse Stock Split). The exercise price of the Series A Warrants was subject to reduction on the 11th trading day after stockholder approval to the greater of the lowest VWAP during the ten trading day period following stockholder approval and the floor price of $5.206 (representing 20% of the lower of the closing price of the common stock on The Nasdaq Capital Market on the date the Company priced the August 2024 Public Offering and the average closing price of the common stock on The Nasdaq Capital Market for the five trading days ending on such date (such lower price, without giving effect to such 20% reduction, the “Nasdaq Minimum Price”), and the number of shares issuable upon exercise was proportionately adjusted such that the aggregate exercise price remained unchanged. As of September 30, 2024, there were 5,301,592 shares of common stock (post-Reverse Stock Split and assuming the adjustment had occurred on September 30, 2024) issuable upon exercise of the Series A Warrants. Subsequent to September 30, 2024, the exercise price under the Series A Warrants was reduced to the floor price of $5.206 (representing 20% of the Nasdaq Minimum Price, post-Reverse Stock Split), beginning on October 14, 2024, the 11th trading day following stockholder approval. As of June 30, 2025 and December 31, 2024, 14,900 shares of common stock had been issued upon exercise of Series A Warrants and 5,286,692 shares of common stock remained issuable upon exercise of Series A Warrants.

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

The offering of securities in the August 2024 Public Offering was made pursuant to the Shelf Registration Statement.

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

The offering of securities in the Convertible Note Financing was made pursuant to the Shelf Registration Statement.

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

In connection with the Equity Line of Credit, the Company filed a Registration Statement on Form S-1 (File No. 333-276663) with the SEC on January 23, 2024, which was declared effective on February 9, 2024, registering the securities to be sold thereunder, if any.

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

The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an IBR, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under the arrangement. Under ASC 842, the IBR for leases must be (1) a rate of interest over a similar term, and (2) for an amount that is equal to the lease payments. The Company uses both the Federal Reserve Economic Data U.S. corporate debt effective yield and the U.S. Treasury rates adjusted for credit spread as the primary data points for purposes of determining the IBR.

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

The Company signed a lease for warehouse space in close proximity to its existing headquarters and main warehouse with a term commencing May 1, 2025.

The following is a summary of total lease costs during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$91,266	$187,316	$171,745	$373,661
Short-term lease costs	1,264	—	2,458	—
Variable lease costs	—	—	—	—
Sublease income	—	(10,753)	(7,169)	(21,298)
	$92,530	$176,563	$167,034	$352,363

The weighted-average remaining lease term was 2.54 years and 2.91 years as of June 30, 2025 and December 31, 2024, respectively. The weighted average IBR was 8.96% and 7.60%, as of June 30, 2025 and December 31, 2024, respectively.

The total lease liability as of June 30, 2025 and December 31, 2024 was $863,870 and $798,917, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2025, for years ending June 30:

Total
2026	$382,924
2027	363,546
2028	219,646
Thereafter	—
Total future minimum lease payments	$966,116
Less imputed interest	$(102,246)
Total	$863,870

Current lease liability	$318,335
Noncurrent lease liability	545,535
Total	$863,870

Subleases

The Company has subleased office and warehouse space under one of its existing operating leases on similar terms as the Company’s lease agreements. The sublease terminated in February 2025 and there were no remaining income or liabilities associated with subleases as of June 30, 2025. The sublease terminated in February 2025 and there was no remaining income due or liabilities remaining in relation to the sublease as of June 30, 2025.

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

Except as set forth below, as of June 30, 2025 and December 31, 2024, the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

On July 1, 2025, the Company received a staff determination (the “Staff Determination”) from the Nasdaq Listing Qualifications department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) stating that the bid price of its common stock had closed below the $1.00 minimum required by Nasdaq Listing Rule 5550(a)(2) for the prior 30 consecutive business days (the “Minimum Bid Price Requirement”) and the Staff had determined to delist its securities from The Nasdaq Capital Market (the “Staff Determination”).

The Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination, staying the delisting of its common stock pending the Panel’s decision. At the hearing, which is scheduled for August 19, 2025, the Company will present a comprehensive plan to regain compliance with the Minimum Bid Price Requirement. The Company is committed to maintaining its Nasdaq listing and executing such plan to ensure full compliance with Nasdaq’s continued listing standards.

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

The Company sold in the January 2025 Public Offering (i) 474,193 shares of common stock, (ii) pre-funded warrants to purchase 574,193 shares of common stock, which were exercised immediately upon closing, and (iii) warrants to purchase 1,048,386 shares of common stock. See Note 7, “Equity and Debt Offerings—January 2025 Public Offering.”

In April 2025, the Company issued 105,000 RSUs that were immediately vested and settled into 105,000 shares of common stock as part of the 2021 Incentive Award Plan, and 125,000 shares were granted to a vendor as payment for services rendered. Expenses of $80,850 in stock-based compensation and $106,250 in Legal and Professional fees were recorded for these two transactions, respectively.

As of June 30, 2025 and December 31, 2024, 3,374,468 and 2,096,082 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

Warrants / Options

During the six months ended June 30, 2025, a total of 574,193 pre-funded warrants were issued and immediately exercised for $2.48 per share, and 1,048,386 warrants were issued, which have an exercise price of $2.36 per share. These warrants have not been exercised and remain outstanding as of June 30, 2025.

During the year ended December 31, 2023, 73,000 warrants exercisable for 730 shares at $290.00 per share were exercised using the cashless conversion option which resulted in the issuance of 311 shares of common stock (post-Reverse Stock Split). This left 78,000 warrants remaining, which expired on November 9, 2024, without being exercised, and there are no warrants remaining at $290.00 per share as of June 30, 2025.

During the year ended December 31, 2023, 22,606 warrants exercisable for 226 shares of common stock at $332.00 per share were exercised using the cashless conversion option, which resulted in the issuance of 102 shares of common stock, and 15,000 warrants exercisable for 150 shares of common stock at $332.00 per share were exercised on a cash basis, which resulted in the issuance of 150 shares of common stock. During the year ended December 31, 2024, 7,535 warrants exercisable for 75 shares of common stock at $332.00 per share were exercised using the cashless conversion option which resulted in the issuance of 16 shares of common stock. This leaves 514,290 warrants remaining convertible into 5,149 shares of common stock with an exercise price of $332.00 per share as of June 30, 2025.

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

8,125,000 Series B Warrants exercisable for 496,232 shares at $0.10 per share were exercised using the cashless conversion option which resulted in the issuance of 215,678 shares of common stock (based on a $5.206 reset price). Another 46,300,000 Series B Warrants were exercised on a cash basis which resulted in the issuance of 1,078,689 shares of common stock (based on a $5.206 reset price). This leaves 3,075,000 Series B warrants remaining, which are exercisable for 87,384 shares (post-Adjustment), as of June 30, 2025. In addition, 323,203 Series A Warrants were exercised on a cash basis which resulted in the issuance of 14,900 of common stock. This leaves 114,676,797 Series A Warrants remaining, which are exercisable for 5,286,692 shares of common stock, as of June 30, 2025.

As of both June 30, 2025 and December 31, 2024, a total of 687,295 regular warrants to purchase 6,889 shares of common stock were issued and outstanding.

Below is a summary of warrants issued and outstanding as of June 30, 2025:

Number of Warrants		Issuable Shares	Exercise Price per share	Weighted Average Remaining Life (Years)
3,075,000	(1)	87,384	$0.10	N/A	(3)
1,048,386		1,048,386	$2.36	4.51
114,676,797	(2)	5,286,692	$5.206	4.24
514,290		5,149	$332.00	6.39
88,803		891	$450.00	1.75
25,000		250	$500.00	0.11
59,202		599	$910.00	1.75
119,487,478		6,429,351

(1)	Series B Warrants are subject to reset pricing to determine the number of shares issuable.
(2)	Series A Warrants are subject to reset pricing to determine the number of shares issuable.
(3)	Series B warrants do not have an expiration date.

Equity Plans

As of June 30, 2025, the Company had adopted two stock-based compensation plans, the 2021 Incentive Award Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

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

During the three months ended June 30, 2025, 105,000 shares were issued pursuant to the 2021 Plan. During the three months ended June 30, 2024, no shares were issued pursuant to the 2021 Plan.

As of June 30, 2025, the aggregate number of shares that can be issued under the 2021 Plan is 122,762, of which 11,372 options and 105,649 RSUs have been granted.

The stock-based compensation expense that has been charged against operations for awards issued under the 2021 Plan was $133,229 and $123,069 for the three months ended June 30, 2025 and 2024, respectively, and $183,951 and $438,923 for the six months ended June 30, 2025 and 2024, respectively.

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

The Company has computed the fair value of the options granted during the year ended December 31, 2024 using the following assumptions:

Expected volatility	124.35%
Expected dividends	None
Expected term (in years)	5.42
Risk free rate	4.08%

There were no options granted during the six months ended June 30, 2025.

The following table summarizes the Company’s stock option activity during the three months ended June 30, 2025 under the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Outstanding at April 1, 2025	11,372	$372.30	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(46)	345.00	—	—
Outstanding at end of period	11,326	$372.41	6.87	$—
Exercisable at June 30, 2025	10,664	$368.35	6.78	$—

(1)	The aggregate intrinsic value of options outstanding and exercisable as of April 1, 2025 and June 30, 2025 was $0, as all options are out of the money.

During the three and six months ended June 30, 2025, the weighted-average grant-date fair value of the options granted to employees and non-employees was $0 and $0, respectively, and was $0 and $312,873 for the three and six months ended June 30, 2024. The options granted in March 2024 vested 50% at time of grant with the remaining shares vesting in 12 equal consecutive quarterly installments commencing June 30, 2024 and becoming fully vested on March 31, 2027.

The Company granted 649 RSUs in 2024 and granted 105,000 RSUs in April 2025, all of which were vested and settled as of December 31, 2024 and June 30, 2025.

Common Stock Reserved for Future Issuance

The following is a summary of shares of common stock reserved for future issuance as of June 30, 2025:

Exercise of warrants	6,889
Exercise of stock options – 2021 Plan	11,326
Exercise of Series A warrants	5,286,692
Exercise of Series B warrants	87,384
Exercise of January 2025 warrants	1,048,386
Total shares of common stock reserved for future issuances	6,440,677

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

11.    Income Taxes

The Company has incurred losses and consequently recorded no provision beyond the minimum or base tax rate for state or federal income taxes for the three and six months ended June 30, 2025. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of June 30, 2025 and December 31, 2024, there were no material unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. For the three and six months ended June 30, 2025, the Company accrued $38 and $75, for income taxes, respectively, and for the three and six months ended June 30, 2024, the Company accrued income taxes of $460 and $920, respectively.

12.    Related-Party Transactions

As of June 30, 2025 and December 31, 2024, related-party transactions consisted of the repayment of the Notes (see Note 6 – “Stockholder Promissory Notes”).

13.    Subsequent Events

Exercise of Series B Warrants

On July 18, 2025, a warrantholder elected to exercise 3,000,000 Series B warrants and was issued 85,252 shares on July 21, 2025, for which the company received proceeds of $8,525.

Annual Meeting and Award Issuance

The Company held its annual meeting of stockholders on July 31, 2025 (the “Annual Meeting”). The required quorum of votes was reached, and all proposals were approved. All directors were re-elected for a one-year term of office expiring at the annual meeting of stockholders to be held in 2026, M&K CPAs, PLLC were ratified as the Company’s independent public accounting firm for the year ending December 31, 2025, and amendments to the Company’s 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan were approved, which increased the number of shares of common stock available for issuance under both plans. An award of stock options and RSUs that had been approved by the board contingent on approval of the stockholders at the Annual Meeting of the share increase under the 2021 Incentive Award Plan will be effective July 31, 2025, and includes 15,000 RSUs that vest and settle immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes for the three and six months ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report, as well as our audited financial statements and related notes for the fiscal years ended December 31, 2024 and 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “Annual Report”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Part II, Item 1A “Risk Factors” of this Quarterly Report and “Cautionary Note Regarding Forward-Looking Statements and Industry Data,” as well as in Part I, Item 1A, “Risk Factors” of the Annual Report. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this section may not sum due to rounding.

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

Our primary target markets are currently the RV, marine, and home energy storage industries. We believe we are well-positioned to capitalize on the rapid market conversion from lead-acid to lithium batteries as the primary method of power sourcing in these industries. We are primarily focused on expanding within the home energy storage market with the introduction of our e360 Home Energy Storage Solutions, and we believe we have established a new standard in the industry for price, flexibility, and integration with this offering. Along with the RV, marine and home energy storage markets, we aim to provide additional capacities to the expanding electric forklift and industrial material handling markets.

We launched our e360 product line, which is manufactured for the RV and marine industries, in December 2020. The e360 product line, through its sales growth, has shown to be a preferred conversion solution for lead-acid batteries. In December 2023, we announced our entrance into the home energy storage market with our introduction of two LiFePO4 battery storage solutions that enable residential and small business customers to create their own stable micro-energy grid and lessen the impact of increasing power fluctuations and outages. We began shipping orders of our e360 Home Energy Storage Solutions in early 2025.

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

In December 2024, we announced our intent to collaborate with another leading innovator in energy storage solutions to pursue funding for and to establish a state-of-the-art manufacturing facility in the United States and to collaborate on battery cell and product designs to make a lasting impact on the energy storage industry, and we are continuing to work toward this goal.

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

Product and Customer Mix

As of June 30, 2025, we sell 15 models of LiFEPO4 batteries, the Aura 600, and various individual or bundled accessories for battery systems. Our products are sold to different customers (e.g., dealers, wholesalers, private-label customers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins, which could decrease our margins and negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operations. As we introduce new products, we may see a change in product and sales channel mix, which could result in period-to-period fluctuations in our overall gross margin.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of June 30, 2025 or December 31, 2024.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at June 30, 2025 or December 31, 2024 and did not recognize interest and/or penalties in the statement of operations for the three months ended June 30, 2025 and 2024, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.2	74.5	77.7	75.6
Gross profit	20.8	25.5	22.3	24.4
Selling, general, and administrative expenses	66.0	156.8	71.9	186.4
Loss from operations	(45.2)	(131.4)	(49.6)	(162.0)
Other expense — net	0.6	42.3	0.5	34.1
Loss before income taxes	(45.8)	(173.7)	(50.0)	(196.1)
Net loss	(45.8)	(173.7)	(50.0)	(196.1)

Net Sales

Net sales for the three months ended June 30, 2025 increased by $1.7 million, or 133.9%, compared to the three months ended June 30, 2024. Sales were $3.0 million for the three months ended June 30, 2025 and $1.3 million for the three months ended June 30, 2024.

Net sales for the six months ended June 30, 2025 increased by $2.8 million, or 124.0%, compared to the six months ended June 30, 2024. Sales were $5.0 million for the six months ended June 30, 2025 and $2.2 million for the six months ended June 30, 2024.

The increase in net sales was primarily attributable to sales growth in the RV market along with accessory sales growth through our integrator partners.

Cost of Sales

Total cost of sales for the three months ended June 30, 2025 increased by $1.4 million, or 148.5%, compared to the three months ended June 30, 2024. Cost of sales were $2.4 million for the three months ended June 30, 2025 and $953,000 for the three months ended June 30, 2024. Cost of sales as a percentage of sales increased by 4.6% in that period.

Total cost of sales for the six months ended June 30, 2025 increased by $2.2 million, or 130.0%, compared to the six months ended June 30, 2024. Cost of sales were $3.9 million for the six months ended June 30, 2025 and $1.7 million for the six months ended June 30, 2024. Cost of sales as a percentage of sales increased by 2.1% in that period.

The percentage increase in cost of sales was primarily related to the product mix sold in different periods.

Gross Profit

Our gross profit for the three months ended June 30, 2025 increased by $297,000, or 91.3%, compared to the three months ended June 30, 2024. Gross profit was $623,000 for the three months ended June 30, 2025 and $325,000 for the three months ended June 30, 2024. Gross profit as a percentage of sales decreased by 4.6% for that period, from 25.5% for the three months ended June 30, 2024 to 20.8% for the three months ended June 30, 2025.

Our gross profit for the six months ended June 30, 2025 increased by $576,000, or 105.1%, compared to the six months ended June 30, 2024. Gross profit was $1.1 million for the six months ended June 30, 2025 and $548,000 for the six months ended June 30, 2024. Gross profit as a percentage of sales decreased by 2.1% for that period, from 24.4% for the six months ended June 30, 2024 to 22.3% for the six months ended June 30, 2024.

The decrease in gross profit percentage for both periods was primarily attributable to the product mix sold in different periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 decreased by $31,000, or 1.6%, compared to the three months ended June 30, 2024. Selling, general and administrative expenses were $2.0 million for the three months ended June 30, 2025 and 2024. As a percent of sales, selling, general and administrative expenses were 66% for the three months ended June 30, 2025 compared to 157% for the same period in the prior year, a decrease of 91 percentage points. For the three months ended June 30, 2025, a decrease in rent and related expenses was offset by smaller increases in travel expense, research and development, and other expenses.

Selling, general and administrative expenses for the six months ended June 30, 2025 decreased by $571,000, or 13.6%, compared to the six months ended June 30, 2024. Selling, general and administrative expenses were $3.6 million for the six months ended June 30, 2025 and $4.2 million for the six months ended June 30, 2024. As a percent of sales, selling, general and administrative expenses were 72% for the six months ended June 30, 2025 compared to 186% for the same period in the prior year, a decrease of 114 percentage points. For the six months ended June 30, 2025, decreases in salaries and benefits, rent and related expenses, and legal and professional fees were slightly offset by an increase in research and development expenses.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Salaries and benefits	$811,129	$806,115	$1,483,794	$1,812,056
Legal and professional	471,436	471,193	782,478	917,450
Sales and marketing	242,557	228,308	489,199	468,384
Research and development	108,437	84,663	222,177	160,165
Software, fees, tech support	72,409	64,421	142,881	138,631
Travel expenses	66,919	36,373	107,770	78,111
Rents, maintenance, utilities	61,976	147,207	118,655	285,425
Insurance	61,851	67,879	124,956	138,073
Depreciation	28,264	40,758	58,077	85,537
Supplies	3,308	5,064	11,530	13,393
Other	44,520	52,279	80,724	96,509
Total	$1,972,806	$2,004,260	$3,622,241	$4,193,734

Other Expense

Other expense for the three months ended June 30, 2025 decreased $522,000, or 96.6%, compared to the three months ended June 30, 2024, primarily due to savings in interest expense due to the payoff of our convertible note, and settlement expense incurred in 2024 but not 2025. Other expense was $19,000 for the three months ended June 30, 2025 and $541,000 for the three months ended June 30, 2024. Other expense for the three months ended June 30, 2025 was made up of loss on sale of property and equipment and interest expense. Other expense for the three months ended June 30, 2024 was made up of settlement expense and interest expense, including non-cash interest for the convertible note and stock-based settlement expense.

Other expense for the six months ended June 30, 2025 decreased $744,000, or 97.0%, compared to the six months ended June 30, 2024, primarily due to savings in interest expense on the convertible note and settlement expense incurred in 2024 but not 2025, though interest income decreased and loss on sale of property and equipment increased as well. Other expense was $23,000 for the six months ended June 30, 2025 and $767,000 for the three months ended June 30, 2024. Other expense for the six months ended June 30, 2025 was primarily made up of loss on the sale of property and equipment and interest expense. Other expense for the six months ended June 30, 2024 was made up of settlement expense and interest expense, including non-cash interest for the convertible note and settlement of shares.

During the three months ended June 30, 2025 and 2024, settlement expense totaled $0 and $309,000, respectively, interest expense totaled $4,000 and $251,000, respectively, and loss on sale of property and equipment totaled $15,000 and $0, respectively; interest income totaled $0 and $19,000, respectively. During the six months ended June 30, 2025 and 2024, interest expense totaled $9,000 and $504,000, respectively, settlement expense totaled $0 and $309,000, respectively, loss on sale of property and equipment totaled $13,000 and $300, respectively, and interest income totaled $1 and $45,000, respectively.

Net Loss

Our net loss for the three months ended June 30, 2025 and 2024 was $1.4 million and $2.2 million, respectively. Our net loss for the six months ended June 30, 2025 and 2024 was $2.5 million and $4.4 million, respectively. The decrease in net loss for both periods was primarily the result of increased sales and decreases in selling, general, and administrative expenses. For the six months ended June 30, 2025, we recognized $390,000 in non-cash operating costs, including $184,000 for stock-based compensation and $106,000 for common stock issued for services. For the six months ended June 30, 2024, we recognized $1.1 million in non-cash operating costs, including $439,000 for stock-based compensation, $334,000 for amortization of convertible note costs, and $209,000 for stock-based settlement expense.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(1,629,896)	$(3,406,266)
Net cash provided by investing activities	$4,250	$77,134
Net cash provided by financing activities	$1,763,001	$298,757

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

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2025, compared to $3.4 million for the prior year period. The decrease in cash used was primarily driven by improved operating performance and favorable changes in working capital, including:

•	For the six months ended June 30, 2025, our loss of $2.5 million was reduced by non-cash transactions including stock-based compensation of $184,000, issuance of common stock for services of $106,000, and depreciation of $65,000. For the six months ended June 30, 2024, our loss of $4.4 million was reduced by non-cash transactions including stock-based compensation of $439,000, amortization of convertible note costs of $334,000, stock-based settlement costs of $209,000, and depreciation of $95,000.
•	For the six months ended June 30, 2025, cash provided by a decrease in in-transit inventory of $1.1 million, and increase in accounts payable of $337,000 was slightly offset by case used in a decrease in suspended liability and inventory.
•	Cash used in decreasing our suspended liability for the six months ended June 30, 2025 was due to the company using $500,000 of proceeds from the January 2025 offering to partially satisfy payments owed under the Series A Warrants, resulting in a corresponding reduction to the suspended liability, while there was no cash flow for this liability in the three months ended June 30, 2024.
•	Cash used and provided by changes in accounts receivable, accounts payable, inventory, and in-transit inventory are primarily due to timing of such activities as part of normal operations.

Net cash provided by investing activities

Cash provided by investing activities was $4,000 and $77,000 for the six months ended June 30, 2025 and 2024, respectively. We sold three vehicles in the six months ended June 30, 2025, and sold three vehicles during the six months ended June 30, 2024, for cash proceeds of $4,000 and $88,000, respectively. One vehicle sold in the six months ended June 30, 2025 was traded for services rendered and no cash was exchanged.

Net cash provided by financing activities

Cash provided by financing activities in the six months ended June 30, 2025 and 2024 was $1.7 million and $299,000, respectively. For the six months ended June 30, 2025, we received net proceeds of $1.8 million from issuance of common stock, offset by payments of $17,000 toward principal on long-term debt. For the six months ended June 30, 2024, net proceeds from issuance of common stock of $828,000 was partially offset by payment of long-term debt principal of $102,000, payment of principal on a stockholder note in the amount of $62,500, and principal payments toward the short-term convertible note of $366,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of June 30, 2025, our working capital was $1.6 million compared to $2.0 million as of December 31, 2024, and we had cash and cash equivalents of $685,000 and $548,000 as of June 30, 2025 and December 31, 2024, respectively.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest, and principal payments on our debt.

As of June 30, 2025, we expect our short-term liquidity requirements to include (a) scheduled principal debt payments of approximately $31,000, (b) lease obligation payments of approximately $383,000, including imputed interest, and (c) a suspended liability payment of $4.5 million, which represents an obligation under our Series A Warrants subject to payment deferral mechanisms that are being actively managed.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. We continue to experience recurring operating losses and negative cash flows from operations, with $1.6 million used in operating activities during the six months ended June 30, 2025. While management has implemented cost containment measures and is working to address its cash flow challenges, including by raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses, material uncertainty remains. Without additional funding or a material increase in revenue generation, we may not be able to meet our obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements for the year ended December 31, 2024 are issued. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Part I, Item 1A, “Risk Factors” of the Annual Report.

Financing Obligations

As of June 30, 2025, our long-term debt was approximately $214,000, of which $31,000 is due within the next 12 months. This balance includes $141,000 outstanding under a COVID-19 Economic Injury Disaster Loan, $72,000 outstanding under vehicle financing arrangements, and an equipment loan with an outstanding balance of $700.

Vehicle Financing Arrangements

As of June 30, 2025, we had three notes payable to GM Financial for vehicles. In addition, a commercial line secured in April 2022 for $300,000 was renewed in April 2023 and increased to $350,000, and renewed again in April 2024 and April 2025 for $350,000 each time. This commercial line may be used to finance vehicle purchases and expires in April 2026. The notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles.

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

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of June 30, 2025, the Company had $864,000 in long-term operating lease liabilities.

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

We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, our incremental borrowing rate.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive, financial, and accounting officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Based on this evaluation, our principal executive, financial, and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

During the three and six months ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become subject to legal claims, regulatory matters and contingencies in the ordinary course of our business. Except as set forth below, we are not currently party to any pending legal claims, regulatory matters or contingencies that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, liquidity or prospects.

On July 1, 2025, we received a staff determination (the “Staff Determination”) from the Nasdaq Listing Qualifications department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) stating that the bid price of our common stock had closed below the $1.00 minimum required by Nasdaq Listing Rule 5550(a)(2) for the prior 30 consecutive business days (the “Minimum Bid Price Requirement”) and the Staff had determined to delist our securities from The Nasdaq Capital Market (the “Staff Determination”).

We requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination, staying the delisting of our common stock pending the Panel’s decision. At the hearing, which is scheduled for August 19, 2025, we will present a comprehensive plan to regain compliance with the Minimum Bid Price Requirement. We are committed to maintaining our Nasdaq listing and executing such plan to ensure full compliance with Nasdaq’s continued listing standards.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making a decision to purchase or sell our common stock, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of the Annual Report, which are incorporated herein by reference. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. The risks described in our Annual Report are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, results of operations, liquidity, and prospects.

During the three months ended June 30, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2025.

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

During the quarter ended June 30, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Date: August 13, 2025	By:	/s/ Brian Schaffner
Brian Schaffner
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)