Form 10-Q
period 2025-09-30
Expion360 Inc.
filed 2025-11-13
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of November 13, 2025, there were 9,656,739 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

 ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXPION360 INC.

BALANCE SHEETS

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$4,293,797	$547,565
Accounts receivable, net	567,991	613,022
Inventory	3,631,659	4,831,461
Prepaid/in-transit inventory	581,837	1,612,686
Prepaid expenses and other current assets	485,452	236,461
Total current assets	9,560,736	7,841,195

Property and equipment	807,082	914,081
Accumulated depreciation	(453,857)	(430,191)
Property and equipment, net	353,225	483,890

Other Assets
Operating leases – right-of-use assets	743,024	754,832
Deposits	32,016	27,471
Total other assets	775,040	782,303
Total assets	$10,689,001	$9,107,388

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$522,794	$338,091
Customer deposits	6,516	48,474
Accrued expenses and other current liabilities	154,426	187,464
Current portion of operating lease liability	327,683	256,153
Current portion of long-term debt	30,553	31,758
Suspended liability	—	4,985,948
Total current liabilities	1,041,972	5,847,888

Long-term debt, net of current portion and discount	175,022	198,412
Operating lease liability, net of current portion	459,942	542,764
Total liabilities	1,676,936	6,589,064

Stockholders’ equity
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 8,643,662 and 2,096,082 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8,644	2,096
Additional paid-in capital	45,376,727	37,091,468
Accumulated deficit	(36,373,306)	(34,575,240)
Total stockholders’ equity	9,012,065	2,518,324
Total liabilities and stockholders’ equity	$10,689,001	$9,107,388

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$2,393,192	$1,389,495	$7,432,470	$3,639,462
Cost of sales	1,850,709	1,220,804	5,765,810	2,922,786
Gross profit	542,483	168,691	1,666,660	716,676
Selling, general and administrative	3,544,666	2,096,468	7,166,907	6,290,202
Loss from operations	(3,002,183)	(1,927,777)	(5,500,247)	(5,573,526)

Other (income) / expense
Interest income	(23)	(14,589)	(24)	(60,049)
Interest expense	4,439	467,715	13,756	971,561
Loss on sale of property and equipment	—	146,454	13,353	146,760
Settlement expense	—	400,900	—	709,900
Other (income) / expense	(3,729,429)	5,885,940	(3,729,379)	5,884,751
Total other (income) / expense	(3,725,013)	6,886,420	(3,702,294)	7,652,923
Income / (Loss) before income taxes	722,830	(8,814,197)	(1,797,953)	(13,226,449)

Franchise taxes	38	460	113	1,379
Net income / (loss)	$722,792	$(8,814,657)	$(1,798,066)	$(13,227,828)

Net income / (loss) per share:
Basic	$0.12	$(24.55)	$(0.43)	$(78.63)
Diluted	$0.10	$(24.55)	$(0.43)	$(78.63)

Weighted-average number of common shares outstanding:
Basic	5,995,776	358,990	4,157,417	168,219
Diluted	7,567,322	358,990	4,157,417	168,219

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	69,230	$69	$26,445,378	$(21,095,765)	$5,349,682
Stock issued under equity line of credit	382	—	125,153	—	125,153
Proceeds received from cashless exercise of warrants	16	—	(4)	—	(4)
Stock issued for interest payment	107	—	41,250	—	41,250
Stock-based compensation	—	—	35,127	—	35,127
Issuance of stock options	—	—	218,219	—	218,219
Issuance of RSUs	—	—	51,647	—	51,647
Settlement of vested RSUs	99	—	46,889	—	46,889
Settlement of commitment shares	635	1	(1)	—	—
Net loss	—	—	—	(2,192,940)	(2,192,940)
Balance at March 31, 2024	70,469	70	26,963,658	(23,288,705)	3,675,023
Stock issued for ELOC	3,954	4	703,334	—	703,338
Stock issued for interest payment	153	—	34,561	—	34,561
Issuance of stock options	—	—	69,416	—	69,416
Issuance of RSUs	—	—	53,654	—	53,654
Settlement of vested RSUs	20	—	—	—	—
Stock issued as a result of settlement	1,000	1	208,999	—	209,000
Net loss	—	—	—	(2,220,231)	(2,220,231)
Balance at June 30, 2024	75,596	75	28,033,622	(25,508,936)	2,524,761
Stock issued for interest payment	154	—	15,028	—	15,028
Issuance of stock options	—	—	71,116	—	71,116
Issuance and settlement of RSUs	386	—	35,488	—	35,488
Issuance of shares and pre-funded warrants, follow-on offering, net of issuance costs	500,000	500	8,681,190	—	8,681,690
Proceeds from exercise of Series B warrants	342,588	344	31,080	—	31,424
Net loss	—	—	—	(8,814,657)	(8,814,657)
Balance at September 30, 2024	918,724	$919	$36,867,524	$(34,323,593)	$2,544,850

Balance at December 31, 2024	2,096,082	$2,096	$37,091,468	$(34,575,240)	$2,518,324
Issuance of shares, net of issuance costs	474,193	474	355,084	—	355,558
Issuance of pre-funded warrants	574,193	574	1,423,425	—	1,423,999
Issuance of stock options	—	—	50,721	—	50,721
Net loss	—	—	—	(1,151,998)	(1,151,998)
Balance at March 31, 2025	3,144,468	3,144	38,920,698	(35,727,238)	3,196,604
Issuance and settlement of RSUs	105,000	105	80,745	—	80,850
Issuance of stock options	—	—	52,379	—	52,379
Issuance of shares in exchange for services	125,000	125	106,125	—	106,250
Net loss	—	—	—	(1,368,860)	(1,368,860)
Balance at June 30, 2025	3,374,468	3,374	39,159,947	(37,096,098)	2,067,223
Issuance of stock options	—	—	267,887	—	267,887
Issuance of shares in exchange for services	200,000	200	241,800	—	242,000
Proceeds from exercise of warrants, net of costs	5,069,194	5,070	5,707,093	—	5,712,163
Net income	—	—	—	722,792	722,792
Balance at September 30, 2025	8,643,662	$8,644	$45,376,727	$(36,373,306)	$9,012,065

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities

Net loss	$(1,798,066)	$(13,227,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,642	139,876
Amortization of convertible note costs	—	667,144
Loss on sale of property and equipment	13,353	146,760
Stock-based settlement	—	209,000
Stock-based compensation	451,837	545,527
Issuance of common stock in exchange for services	348,250	—
Non-cash expense in exchange for asset disposal	21,420	—
Decrease in right-of-use assets and lease liabilities	—	(67,777)
Increase in derivative liability	—	5,886,823
Decrease in suspended liability	(4,485,948)	—
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	45,031	(283,637)
Decrease in inventory	1,199,802	460,100
(Increase) / decrease in prepaid/in-transit inventory	1,030,849	(1,198,042)
Increase in prepaid expenses and other current assets	(248,991)	(89,027)
(Increase) / decrease in deposits	(4,545)	31,425
Increase in accounts payable	184,703	47,646
Increase / (decrease) in customer deposits	(41,958)	23,826
Increase / (decrease) in accrued expenses and other current liabilities	(33,038)	48,851
Increase in right-of-use assets and lease liabilities	516	10,002
Decrease in suspended liability	(500,000)	—
Net cash used in operating activities	(3,725,143)	(6,649,331)

Cash flows from investing activities
Purchases of property and equipment	—	(10,550)
Net proceeds from sale of property and equipment	4,250	132,611
Net cash provided by investing activities	4,250	122,061

Cash flows from financing activities
Principal payments on convertible note	—	(2,750,000)
Principal payments on long-term debt	(24,595)	(109,352)
Principal payments on stockholder promissory notes	—	(762,500)
Net proceeds from exercise of warrants	5,712,163	31,420
Net proceeds from issuance of common stock	1,779,557	9,510,181
Net cash provided by financing activities	7,467,125	5,919,749

Net change in cash and cash equivalents	3,746,232	(607,521)
Cash and cash equivalents, beginning	547,565	3,932,698
Cash and cash equivalents, ending	$4,293,797	$3,325,177

(continued on next page)

EXPION360 INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	For the Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2025	2024
Cash paid for interest	$14,373	$61,570
Cash paid for franchise taxes	$150	$—

Non-cash financing activities:
Acquisition / modification of operating lease right-of-use asset and lease liability	$198,216	$—
Issuance of common stock for payment on accrued interest	$—	$90,839
Issuance of common stock for payment on accrued compensation	$—	$36,029

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

Results of operations for the three- and nine-month periods ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other reporting period. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, and amended April 30, 2025 (the “Annual Report”).

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

As presented in the financial statements, the Company has sustained recurring losses and negative cash flows from operations. The Company incurred net income of $0.7 million and net loss of $1.8 million for the three and nine months ended September 30, 2025, respectively, and has accumulated deficit of $36.4 million through September 30, 2025. The Company expects to continue to incur additional losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date the financial statements in this Quarterly Report were issued. However, management is working to address these challenges, including increasing revenue from the sale of products, managing inventory levels, identifying alternative supply chain resources, managing operational expenses, and raising additional capital.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include the depreciable lives of fixed assets, right-of-use asset and liability for operating leases, valuation of warrants, stock-based compensation, and deferred assets and liability for income tax purposes. Management makes its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including tariffs, inflation, interest rates, commodity pricing, and recessionary concerns on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could vary materially from the estimates and assumptions that were used, which may result in material effects on the Company’s financial condition, results of operations, and liquidity.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase, to be cash equivalents. The Company maintains its cash balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. Investment accounts are placed in funds consisting of U.S. Treasury securities. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of September 30, 2025, cash balances exceeded FDIC limits by $1,994,026 and investment accounts totaling $2,000,022 are invested in US Treasury related ultra-short paper.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts may be recorded to reduce accounts receivable to the estimated amount that management expects will be collected. The allowance is based upon management’s review of the accounts receivable aging, specific identification of potentially uncollectible balances and other factors deemed relevant. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three and nine months ended September 30, 2025 and 2024, the Company wrote off $0 to bad debt expense. The Company has not accrued an allowance for doubtful accounts as of September 30, 2025 or December 31, 2024, as management believed all outstanding amounts to be fully collectible.

Customer Deposits

As of September 30, 2025 and December 31, 2024, the Company had customer deposits totaling $6,516 and $48,474, respectively.

Inventory

Inventory generally consists of batteries and accessories, resale items, components, and related landing costs. Inventory is stated at the lower of cost (first in, first out) or net realizable value.

As of September 30, 2025 and December 31, 2024, the Company had inventory that consisted of finished assemblies totaling $2,897,777 and $4,077,013, respectively, and raw materials (inventory components, parts, and packaging) totaling $733,882 and $754,448, respectively. The stated inventory value is inclusive of fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. Due to changing customer demands and available technology, in the three and nine months ended September 30, 2025, the Company recognized an allowance for obsolete inventory of $756,520, which was expensed to other expense on the Statement of Operations and results in a reduction to the overall value of inventory on the Balance Sheet. There was no obsolete inventory expense for the same periods in 2024.

The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $581,837 and $1,612,686 as of September 30, 2025 and December 31, 2024, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended September 30, 2025 and 2024, approximately 61% and 80%, respectively, of inventory purchases were made from foreign suppliers located in Asia. During the nine months ended September 30, 2025 and 2024, approximately 54% and 79%, respectively, of inventory purchases were made from foreign suppliers located in Asia. Management expects products shipped from the Company’s third-party manufacturers in Asia will be subject to tariffs. The Company intends to maintain its gross margins through a combination of supplier concessions and customer price increases. The Company has also engaged a lobbyist firm to assist with tariff relief.

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

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the accounts, and the gain or loss on disposition is recognized on the statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three or nine months ended September 30, 2025 or 2024.

Product Warranties

The Company sells the majority of its products with conditional repair or replacement warranties. Expion360’s branded LiFePO₄ recreational batteries are covered by limited warranties that extend up to twelve years from the date of sale, with coverage levels that gradually decrease over time. The Company’s branded accessories, such as DC chargers and battery mounting kits, generally carry a two-year limited warranty from the date of sale. The Company estimates its potential liability for warranty claims based on historical experience and the actual volume of claims received. As of September 30, 2025 and December 31, 2024, the Company has not recorded a liability for product warranties, as warranty claims have historically been infrequent and any related repair or replacement costs have been immaterial.

Liability for Refunds

The Company does not have a formal product return policy but does accept returns under its warranty policies. Returns have historically been minimal. The Company has not accrued a refund liability as of September 30, 2025 or December 31, 2024. If a refund liability was recognized, revenue would be recorded net of this amount. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset.

Revenue Recognition

The Company’s revenue is generated from the sale of products consisting primarily of batteries and accessories. The Company recognizes revenue when control of goods or services is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. The Company recognizes revenue based on the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) is satisfied. Revenue is recognized when the customer obtains control of the promised goods and the Company’s performance obligation is considered satisfied. As such, accounts receivable is recorded at the time of shipment or will call, when the Company’s right to payment from the customer becomes unconditional and the Company determines there are no uncertainties regarding payment terms or transfer of control.

Concentration of Major Customers

A customer is considered a major customer when net revenue attributable to the customer exceeds 10% of total revenue for the period, or the accounts receivable balance attributable to the customer exceeds 10% of total accounts receivables.

During the three months ended September 30, 2025, sales to three customers totaled $1,234,214, comprising approximately 52% of total sales. These three customers represented 61% of total accounts receivable as of September 30, 2025. During the nine months ended September 30, 2025, sales to four customers totaled $4,573,326, comprising approximately 62% of total sales. These customers represented 62% of total accounts receivable as of September 30, 2025.

During the three months ended September 30, 2024, sales to four customers totaled $553,207, comprising approximately 46% of total sales. These customers represented 45% of total accounts receivable, and one additional customer represented 13% of accounts receivable as of September 30, 2024. During the nine months ended September 30, 2024, sales to one customer totaled $466,463, comprising approximately 14% of total sales. This customer had a credit balance on accounts as of September 30, 2024. Three additional customers represented 55% of total accounts receivable as of September 30, 2024.

Shipping and Handling Costs

Shipping and handling fees billed to customers totaled $9,254 and $31,993 during the three months ended September 30, 2025 and 2024, respectively, and $36,938 and $83,882 during the nine months ended September 30, 2025 and 2024, respectively, and are classified as net sales on the statements of operations. Shipping and handling costs for shipping product to customers totaled $113,052 and $75,003 during the three months ended September 30, 2025 and 2024, respectively, and $255,652 and $177,697 during the nine months ended September 30, 2025 and 2024, respectively, and are classified as selling, general, and administrative expense on the statements of operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expenses totaled $256,852 and $242,515 for the three months ended September 30, 2025 and 2024, respectively, and $746,051 and $710,898 for the nine months ended September 30, 2025 and 2024, respectively, and are included in selling, general and administrative expense on the statements of operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $74,209 and $68,617 for the three months ended September 30, 2025 and 2024, respectively, and $296,387 and $228,782 for the nine months ended September 30, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the statements of operations.

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

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, as follows:

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their respective carrying values because of the short-term nature of those instruments. The fair value of the long-term debt approximates its respective carrying values because the interest rates applicable to these instruments approximate market rates available to the Company for similar obligations with the same maturities.

Basic and Diluted Net Income / (Loss) Per Share

The basic net earnings or loss per share is calculated by dividing the net earnings or loss by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share adjusts the basic earnings or loss per share for the potentially dilutive impact of securities (e.g., options and warrants).

We calculate basic and diluted net earnings or loss per share using the weighted average number of common shares outstanding during the periods presented. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include stock options, warrants, unvested restricted stock units (“RSUs”), and shares associated with the conversion of any convertible notes or convertible preferred stock, in each case as applicable. We use the if-converted method for calculating any potential dilutive effect of convertible notes and convertible preferred stock on diluted net earnings or loss per share. For periods in which we have a net loss position, we exclude these potentially dilutive securities from the weighted average number of shares because their inclusion would be anti-dilutive. Accordingly, for periods in which we have a net loss position, basic and diluted net loss per share are the same.

The following shows the amounts used in computing net income / (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income / (loss)	$722,792	$(8,814,657)	$(1,798,066)	$(13,227,828)

Net income / (loss) per share:
Basic	$0.12	$(24.55)	$(0.43)	$(78.63)
Diluted	$0.10	$(24.55)	$(0.43)	$(78.63)

Weighted-average number of common shares outstanding:
Basic	5,995,776	358,990	4,157,417	168,219
Diluted	7,567,322	358,990	4,157,417	168,219

As of September 30, 2025, the Company had outstanding warrants, options, and RSUs exercisable for or convertible into an aggregate of 1,589,511 shares of common stock.

The following table sets forth the number of shares excluded from the computation of diluted loss per share since their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
2021-2023 Warrants	6,639	6,639	6,639	6,639
August 2024 Warrants – Series A	—	901,943	901,943	901,943
August 2024 Warrants – Series B	—	2,132	2,132	2,132
January 2025 Warrants	—	449,193	449,193	449,193
Stock Options	11,326	214,604	214,604	214,604
RSUs	—	15,000	15,000	15,000
Total	17,965	1,589,511	1,589,511	1,589,511

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires compensation costs to be recognized at grant date fair value over the requisite service period of each of the awards. The Company recognizes forfeitures of awards as they occur.

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

Accounting Guidance Issued but Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” This ASU was issued to improve the disclosures about an entity’s expenses and require certain types of expenses to be disclosed individually. The Company is currently evaluating the impact of this standard on its financial statements.

3.    Property and Equipment, Net

Property and equipment consist of the following:

	As of
	September 30, 2025	December 31, 2024

Vehicles and transportation equipment	$299,014	$406,013
Manufacturing equipment	168,099	168,099
Office furniture and equipment	153,698	153,698
Warehouse equipment	72,964	72,964
Leasehold improvements	69,725	69,725
QA equipment	43,582	43,582
	807,082	914,081

Less: accumulated depreciation	(453,857)	(430,191)
Property and equipment, net	$353,225	$483,890

Depreciation expense was $26,400 and $45,010 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $91,642 and $139,876 for the nine months ended September 30, 2025 and 2024, respectively. There were disposals and sales of fixed assets during the nine months ended September 30, 2025 and 2024 resulting in the net cash received of $4,250 and $132,611, respectively, and a fixed asset was transferred in exchange for services rendered valued at $21,420 during the nine months ended September 30, 2025. As a result of disposals and sales of fixed assets, the Company recognized a loss of $0 and $146,454 during the three months ended September 30, 2025 and 2024, respectively, and $13,353 and $146,760 during the nine months ended September 30, 2025 and 2024, respectively.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2025	As of December 31, 2024
Accrued salaries and payroll liabilities	$105,514	$145,686
Accrued commissions	48,069	30,913
Accrued interest	144	760
Accrued income taxes	113	150
Deferred income and deposit (sublease)	—	4,549
Other	586	5,406
Accrued expenses and other current liabilities	$154,426	$187,464

5.     Long-Term Debt

Long-term debt consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Note payable – Bank: The notes are payable in monthly installments of $332, including interest at 5.8% per annum, mature in August 2025, and are secured by equipment. This note was repaid in full in August 2025.	$—	$2,657
Note payable – SBA: The Economic Injury Disaster Loan is payable in monthly installments of $731, including interest at 3.75% per annum, matures in May 2050, and is unsecured.	140,291	143,144
Notes payable – GM Financial: The Company acquired six notes payable to GM Financial for vehicles in April 2022. As of September 30, 2025, the notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles.	65,284	84,369
Total	$205,575	$230,170
Less current portion	(30,553)	(31,758)
Long-term debt, net of unamortized debt discount and current portion	$175,022	$198,412

Future maturities of long-term debt are as follows:

12 Months Ending September 30,
2026	$30,553
2027	32,610
2028	13,164
2029	3,965
2030	4,116
Thereafter	121,167
Total	$205,575

6.     Stockholder Promissory Notes

The Company previously issued unsecured promissory notes to certain stockholders (the “Notes”). As of September 30, 2025 and December 31, 2024, the Company had no outstanding principal balance due to pursuant to the Notes. The Notes were fully repaid in August 2024.

Interest paid to stockholders under the Notes totaled $0 during the three and nine months ended September 30, 2025, and $7,364 and $42,862 during the three and nine months ended September 30, 2024, respectively. There was no accrued interest as of September 30, 2025 and December 31, 2024 related to the Notes.

7.    Equity and Debt Financings

January 2025 Public Offering

In January 2025, the Company sold in a public offering (i) 474,193 shares of common stock, (ii) pre-funded warrants to purchase 574,193 shares of common stock, which were exercised immediately for $2.48 per share upon closing, and (iii) warrants to purchase 1,048,386 shares of common stock at an exercise price of $2.36 per share (the “January 2025 Warrants” and, such offering, the “January 2025 Public Offering”) for aggregate gross proceeds of $2,599,997. Net proceeds from this offering, after related costs, totaled $1,779,557.

The fair value of the January 2025 Warrants was determined at the date of issuance using the Black-Scholes option-pricing model and following assumptions: a per share price of common stock on date of grant of $2.22, expected dividend yield of 0%, expected volatility of 158.64%, risk-free interest rate of 4.41% and expected life of five years. The warrants were valued at $2.064 per share, with a total value of $2,163,869.

The offering of the shares of common stock and pre-funded warrants in the January 2025 Public Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023 (the “Shelf Registration Statement”). The offering of the January 2025 Warrants was made pursuant to a registration statement on Form S-1 (File No. 333-284354), which the Company filed with the SEC on January 17, 2025 and was declared effective on February 11, 2025.

On August 14, 2025, the Company entered into inducement offer letter agreements with certain holders of the January 2025 Warrants, which reduced the exercise price of the January 2025 Warrants from $2.36 per share to $1.31 per share in exchange for the prompt exercise by such holders of the warrants for cash (the “Warrant Inducement”). As a result, an aggregate of 599,193 January 2025 Warrants were exercised, resulting in the issuance of an aggregate of 599,193 shares of common stock, resulting in net proceeds to the Company of $784,943. On August 22, 2025, the Company’s board of directors took action to permanently reduce the exercise price of the January 2025 Warrants from $2.36 per share to $1.31 per share (the “Exercise Price Reduction” and, together with the Warrant Inducement, the “Warrant Adjustments”). As of September 30, 2025, 449,193 January 2025 Warrants remain outstanding.

Reverse Stock Split Cash True-Up Payment

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

During the year ended December 31, 2024, $14,052 of the Cash True-up Payment was relieved in connection with the exercise of certain Series A Warrants, leaving a remaining liability of $4,985,948 as of December 31, 2024. The Company used $500,000 of the net proceeds from the January 2025 Public Offering to satisfy a portion of the Cash True-up Payment, leaving a remaining liability of $4,485,948 as of June 30, 2025.

On August 14, 2025, in connection with the Warrant Inducement, the Company also entered into inducement offer letter agreements with certain holders of the Series A Warrants, which reduced the exercise price of the Series A Warrants from $5.206 per share to $1.31 per share, removing the Cash True-up Payment requirement. As a result of the Warrant Adjustments, the remaining Cash True-up Payment liability of $4,485,948 is no longer payable, and was recorded as a credit to Other income / (expense) on the Statement of Operations for the three and nine months ending September 30, 2025.

August 2024 Public Offering

On August 8, 2024, the Company sold in a public offering (i) 33,402,000 Common Units (pre-Reverse Stock Split), each consisting of one share of common stock, two Series A Warrants and one Series B Warrant, and (ii) 16,598,000 Pre-Funded Units (pre-Reverse Stock Split), each consisting of one Pre-Funded Warrant, two Series A Warrants, and one Series B Warrant (the “August 2024 Public Offering”).

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

The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (pre-Reverse Stock Split) and could be exercised at any time until all Pre-Funded Warrants are exercised in full. As of September 30, 2025 and December 31, 2024, all Pre-Funded Warrants had been exercised.

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

On August 14, 2025, in connection with the Warrant Inducement, the exercise price of the Series A Warrants was reduced to $1.31 per share in exchange for the prompt exercise by such holders of the warrants for cash. As a result, an aggregate of 95,112,212 Series A Warrants were exercised, resulting in the issuance of an aggregate of 4,384,749 shares of common stock, resulting in net proceeds to the Company of $4,918,695. On August 22, 2025, in connection with the Exercise Price Reduction, the Company’s board of directors took action to permanently reduce the exercise price of the Series Warrants from $5.206 per share to $1.31 per share. As of September 30, 2025, Series A Warrants to purchase an aggregate of 901,943 shares of common stock remain outstanding.

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

In July 2025, 85,252 shares of common stock were issued upon exercise of Series B warrants, resulting in net proceeds to the Company of $8,525. As of September 30, 2025, there were 2,132 shares issuable upon exercise of the remaining Series B warrants.

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

The Company signed a lease for warehouse space in close proximity to its existing headquarters and main warehouse with a term commencing May 1, 2025.

The following is a summary of total lease costs during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$93,793	$152,877	$265,538	$526,538
Short-term lease costs	597	206	3,055	206
Variable lease costs	—	—	—	—
Sublease income	—	(10,753)	(7,169)	(32,051)
	$94,390	$142,330	$261,424	$494,693

The weighted-average remaining lease term was 2.30 years and 2.91 years as of September 30, 2025 and December 31, 2024, respectively. The weighted average IBR was 8.97% and 7.60%, as of September 30, 2025 and December 31, 2024, respectively.

The total lease liability as of September 30, 2025 and December 31, 2024 was $787,625 and $798,917, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2025, for years ending September 30:

Total
2026	$385,333
2027	351,469
2028	134,439
Thereafter	—
Total future minimum lease payments	$871,241
Less imputed interest	(83,616)
Total	$787,625

Current lease liability	$327,683
Noncurrent lease liability	459,942
Total	$787,625

Subleases

The Company has subleased office and warehouse space under one of its existing operating leases on similar terms as the Company’s lease agreements. The sublease terminated in February 2025 and there was no remaining income due or liabilities associated with subleases as of September 30, 2025.

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

Except as set forth under Part II, Item 1, “Legal Proceedings” in this Quarterly Report, as of September 30, 2025 and December 31, 2024, the Company was not a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

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

In September 2025, the Company issued 200,000 unregistered shares of common stock to a vendor in exchange for services rendered, and recorded $242,000 expense in Legal and Professional Fees.

In August 2025, 4,384,749 shares of common stock were issued upon exercise of Series A Warrants, and 599,193 shares of common stock were issued upon exercise of January 2025 Warrants. See“Note 7—Equity and Debt Financings—January 2025 Public Offering” for more information regarding the January 2025 Public Offering.

In July 2025, 85,252 shares of common stock were issued upon exercise of Series B Warrants.

In April 2025, the Company issued 105,000 RSUs that were immediately vested and settled into 105,000 shares of common stock as part of the 2021 Incentive Award Plan (the “2021 Plan”), and 125,000 shares were granted to a vendor as payment for services rendered. Expenses of $80,850 in stock-based compensation and $106,250 in legal and professional fees were recorded for these two transactions, respectively.

As of September 30, 2025 and December 31, 2024, 8,643,662 and 2,096,082 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

Warrants / Options

In the January 2025 Public Offering, the Company issued pre-funded warrants, which were immediately exercised for 574,193 shares of common stock at $2.48 per share, and 1,048,386 January 2025 Warrants at an exercise price of $2.36 per share. In August 2025, as part of the Warrant Inducement, the Company issued 599,193 shares of common stock upon exercise of the January 2025 Warrants for a price of $1.31 per share. As of September 30, 2025, 449,193 of the January 2025 Warrants remain outstanding.

In 2024, 8,125,000 Series B Warrants exercisable for 496,232 shares at $0.10 per share were exercised using the cashless conversion option which resulted in the issuance of 215,678 shares of common stock (based on a $5.206 reset price). Another 46,300,000 Series B Warrants were exercised on a cash basis which resulted in the issuance of 1,078,689 shares of common stock (based on a $5.206 reset price). In July 2025, 3,000,000 warrants were exercised on a cash basis, which resulted in the issuance of 85,252 shares. In 2024, 323,203 Series A Warrants were exercised on a cash basis which resulted in the issuance of 14,900 of common stock. In August 2025, as part of the Warrant Inducement, the exercise price of the Series A Warrants was reduced to $1.31 per share, and 4,384,749 shares were issued upon exercise of 95,112,212 warrants. As of September 30, 2025, there are 19,564,585 Series A Warrants exercisable for 901,943 shares and 75,000 Series B Warrants exercisable for 2,132 shares outstanding.

In 2023, the Company issued 25,000 warrants to purchase 250 shares of common stock, at an exercise price of $500.00 per share, to its investor relations firm in accordance with an engagement letter. All 25,000 warrants expired August 9, 2025 without being exercised.

In 2022, the Company issued 148,005 warrants to purchase 1,490 shares of common stock, at an exercise price of $910.00 per share, with an expiration date of March 31, 2027. As part of a settlement agreement on May 2, 2024, the Company agreed to modify the exercise price of 88,803 warrants convertible into 891 shares from $910.00 to $450.00. As of September 30, 2025, all warrants with an exercise price of $910.00 and $450.00 remain outstanding.

Below is a summary of warrants issued and outstanding as of September 30, 2025:

Number of Warrants		Issuable Shares	Exercise Price per Share		Weighted Average Remaining Life (Years)
75,000	(1)	2,132	$0.10		N/A	(2)
449,193		449,193	$1.31	(3)	4.26
19,564,585	(4)	901,943	$1.31	(5)	3.99
514,290		5,149	$332.00		6.14
88,803		891	$450.00		1.5
59,202		599	$910.00		1.5
20,751,073		1,359,907

(1)	Reflects Series B Warrants, which are subject to reset pricing to determine the number of shares issuable.
(2)	Series B Warrants do not have an expiration date.
(3)	Reflects January 2025 Warrants, which were part of the Warrant Inducement, and their exercise price was reduced from $2.36 to $1.31 per share.
(4)	Reflects Series A Warrants, which are subject to reset pricing to determine the number of shares issuable.
(5)	The Series A Warrants were part of the Warrant Inducement, and their exercise price was reduced from $5.206 to $1.31 per share.

Warrant Inducement and Repricing

On August 14, 2025, the Company entered into an inducement offer letter agreements with certain holders of the Series A Warrants and the January 2025 Warrants, which reduced the exercise price of the Series A Warrants from $5.206 to $1.31 per share, and the January 2025 Warrants from $2.36 to $1.31 per share. The difference between the fair value of the warrants immediately prior to modification and immediately after modification was treated as a transaction cost, which is netted against proceeds received. The difference in fair value for the Series A Warrants was $1,423,166, and the difference in fair value for the January 2025 warrants was $97,746. Both were calculated using the Black-Scholes model and were based on the following assumptions:

Warrant	Stock Price	Remaining Life (Years)	Volatility	Risk-Free Rate	Dividend
Series A	$2.02	4.12	129.9%	3.78%	—
January 2025	$2.02	4.39	129.9%	3.77%	—

During August 2025, 4,384,749 shares were issued upon exercise of Series A Warrants, and 599,193 shares were issued upon exercise of January 2025 Warrants, and the difference in fair value was netted against the gross proceeds along with other issuance costs.

Equity Plans

As of September 30, 2025, the Company had adopted two stock-based compensation plans, the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

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

During the three months ended September 30, 2025 and 2024 respectively, 0 and 386 shares were issued pursuant to the 2021 Plan.

At the Company’s 2025 annual meeting of stockholders, stockholders approved the addition of 750,000 shares to the 2021 Plan. As of September 30, 2025, the aggregate number of shares that can be issued under the 2021 Plan is 872,762, of which 214,604 options and 120,649 RSUs have been granted.

The stock-based compensation expense that has been charged against operations for awards issued under the 2021 Plan was $267,887 and $106,604 for the three months ended September 30, 2025 and 2024, respectively, and $451,837 and $545,527 for the nine months ended September 30, 2025 and 2024, respectively.

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

See “Note 9—Stockholders’ Equity” in the Company’s financial statements in Part IV of the Annual Report for further information regarding the 2021 Plan and 2021 ESPP.

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

The Company has computed the fair value of the options granted during the year ended December 31, 2024 using the following assumptions:

Expected volatility	124.35%
Expected dividends	None
Expected term (in years)	5.42
Risk-free rate	4.08%

The Company has computed the fair value of the options granted during the nine months ended September 30, 2025 using the following assumptions:

Expected volatility	106.4%
Expected dividends	None
Expected term (in years)	5
Risk-free rate	3.96%

The following table summarizes the Company’s stock option activity during the three months ended September 30, 2025 under the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at July 1, 2025	11,326	$372.41	—	$—	(1)
Granted	203,278	0.78	9.84	133,941.04
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at end of period	214,604	$20.39	9.66	$133,941.04
Exercisable at September 30, 2025	214,081	$19.39	9.67	$133,941.04

(1)	The aggregate intrinsic value of options outstanding and exercisable as of July 1, 2025 was $0, as all options are out of the money.

During the nine months ended September 30, 2025 and 2024, the weighted-average grant-date fair value of the options granted to employees and non-employees was $197,444 and $312,873, respectively. The options granted in March 2024 vested 50% at time of grant with the remaining shares vesting in 12 equal consecutive quarterly installments commencing September 30, 2024 and becoming fully vested on March 31, 2027. The options granted in July 2025 were 100% vested at the time of grant.

The Company granted 649 RSUs in 2024, 105,000 RSUs in April 2025, and 15,000 RSUs in July 2025, all of which were vested immediately. The 15,000 July 2025 RSUs had not settled as of September 30, 2025.

Common Stock Reserved for Future Issuance

The following is a summary of shares of common stock reserved for future issuance as of September 30, 2025:

Exercise of warrants	6,639
Exercise of stock options – 2021 Plan	214,604
Exercise of Series A Warrants	901,943
Exercise of Series B Warrants	2,132
Exercise of January 2025 Warrants	449,193
Settlement of RSUs	15,000
Total shares of common stock reserved for future issuances	1,589,511

10.    Segment Reporting

The Company focuses on the design, assembly, manufacturing, and sale of LiFePO4 batteries and supporting accessories for RVs, marine applications and home energy storage products with plans to expand into industrial applications. The Company sells to wholesalers, distributors, and OEMs, as well as directly to consumers.

The Company has identified one reportable segment: Energy Storage. This segment generates revenue in North America, and the Company manages its product sales and associated expenses on a total basis. The accounting policies for this segment align with those outlined in the summary of significant accounting policies. The Chief Executive Officer is the Chief Operating Decision Maker (the “CODM”) and assesses the performance of this segment and allocates resources based on net income or loss, which is reflected on the statements of operations, and the measure of segment assets is represented as total assets on the balance sheets.

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

11.    Income Taxes

The Company has incurred losses and consequently recorded no provision beyond the minimum or base tax rate for state or federal income taxes for the three and nine months ended September 30, 2025

12.    Related-Party Transactions

As of September 30, 2025 and December 31, 2024, related-party transactions consisted of the repayment of the Notes. See “Note 6—Stockholder Promissory Notes” for additional information regarding the Notes.

13.    Subsequent Events

Execution of Securities Purchase Agreement and Issuance of Pre-Funded Warrant

On October 16, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with two institutional investors pursuant to which the Company agreed to sell in a private placement (the “Private Placement”) an aggregate of (i) 613,077 shares of common stock, and (ii) a pre-funded warrant to purchase up to 144,498 shares of common stock. The offering price per share was $1.65 and the offering price per pre-funded warrant was $1.649, for aggregate net proceeds of approximately $1.1 million after deducting estimated offering expenses.

Resignation and Appointment of Officers and Directors

On October 16, 2025, in connection with the closing of the Private Placement and pursuant to the Purchase Agreement, Brian Schaffner, the Company’s former Chief Executive Officer and a member of the board of directors, resigned from his position as Chief Executive Officer, effective immediately, but retains his position as a member of the board of directors. In addition, in connection with the closing of the Private Placement and pursuant to the Purchase Agreement, Paul Shoun, the former President of the Company and Chairman of the Board, resigned from each of these positions, effective immediately.

The Company’s board of directors appointed Joseph Hammer as Chief Executive Officer and Chairman of the Board, effective immediately upon Messrs. Schaffner’s and Shoun’s resignations from such roles. Mr. Hammer will serve as a member of the board of directors until the Company’s annual meeting of stockholders to be held in 2026 or until his successor is duly elected and qualified, or his earlier death, resignation, or removal. In connection with his appointment as Chief Executive Officer, Mr. Hammer entered into an employment agreement with the Company, pursuant to which, among other things, he is entitled to an annual base salary of $330,000 and eligible for an annual cash incentive bonus and equity awards, subject to certain conditions.

In addition, the board of directors appointed Scott Burell as a member of the board in connection with the closing of the Private Placement and pursuant to the Purchase Agreement. Mr. Burell will serve as a member of the Board until the Company’s annual meeting of stockholders to be held in 2026 or until his successor is duly elected and qualified or his earlier death, resignation, or removal. Mr. Burell was appointed to serve on the Compensation Committee effective immediately upon his appointment.

With these recent changes and as part of an enhanced focus, the Company expects to expand the business beyond its current battery products. Such expansion may include related energy storage areas or extend into markets beyond energy.

Increase in Number of Directors

On October 16, 2025, the Company’s board of directors took action, pursuant to Article III, Section 3.2 of the Company’s Amended and Restated Bylaws, to increase the number of authorized directors on the board from five to six.

Issuance of RSUs

On October 16, 2025, in connection with the closing of the Private Placement and pursuant to the Purchase Agreement, 100,000 RSUs were granted to each of Brian Schaffner, Paul Shoun, Shawna Bowin, and Carson Heagen under the 2021 Plan, which vested and settled immediately upon issuance, resulting in the issuance of 400,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report, as well as our audited financial statements and related notes for the fiscal years ended December 31, 2024 and 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “Annual Report”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Part II, Item 1A “Risk Factors” of this Quarterly Report and “Cautionary Note Regarding Forward-Looking Statements and Industry Data,” as well as in Part I, Item 1A, “Risk Factors” of the Annual Report. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this section may not sum due to rounding.

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

In January 2025 we began selling our e360 Home Energy Storage Solutions, which consist of two LiFePO4 battery storage solutions and are designed to provide consumers with a cost-effective, flexible system with low barrier of entry to power their homes utilizing solar energy, wind, or grid back-up. We are deploying multiple intellectual property strategies with research and product development to sustain and scale our business. This includes design, development and collaboration, using our IP to bring safety, quality and service to our customers. Our customers consist of direct consumers, dealers, wholesalers, private-label customers, and original equipment manufacturers (“OEMs”) who sell our products to end consumers and drive brand awareness nationally.

Our primary target markets are currently the RV, marine, and home energy storage industries. We believe we are well-positioned to capitalize on the continued market transition from lead-acid to lithium batteries as the primary method of power sourcing in these industries. We remain focused on expanding within the home energy storage market through the introduction of our e360 Home Energy Storage Solutions, and we believe we have established a new standard in the industry for price, flexibility, and integration with this offering. In addition, we are evaluating opportunities to extend our technology into adjacent applications, including the expanding electric forklift and industrial material handling markets.

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

In recent months, we have undertaken a leadership transition designed to support our next phase of operational and strategic growth. In September 2025, the board of directors appointed Shawna Bowin, the Company’s previous Controller, as Chief Financial Officer, and in October 2025, the board of directors appointed Joseph Hammer, a veteran financial executive and director as Chief Executive Officer and Chairman of the Board of Directors, and appointed Scott Burell, a veteran financial executive and director, to the Board of Directors. These changes reflect management’s intent to strengthen our financial, operational, and strategic execution capabilities. Under the direction of this new leadership, we intend to build upon our existing foundation in lithium-ion battery technology to pursue selective growth initiatives. Management is focused on increasing OEM market penetration, advancing product development for home energy storage solutions, and exploring potential expansion into related energy storage or adjacent markets, or into areas beyond energy, where our design, manufacturing, and distribution capabilities may be leveraged.

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

In January 2024, we introduced our next generation 12V GC2 and Group 27 series LiFePO4 batteries. These new versions include higher amp-hour options (4.0Ah and 4.5Ah cell technology) and the latest advancements in power technology features, including Expion360’s proprietary Vertical Heat Conduction™ internal heating, Bluetooth®, and controller area network (CANBus) communication. We began delivering the new 12V GC2 and Group 27 batteries to customers in the second quarter of 2024.

In July 2024, we launched our new Edge battery, which offers a slim design and adds greater flexibility during installation. The Edge is offered in both 12V and 48V versions. We are experiencing high customer interest and are actively shipping Edge batteries.

Strong National Retail Customers and Distribution Channels

We have sales relationships with many major RV and marine retailers and plan to use our strong reputation in the lithium battery space to create an even stronger distribution channel. Current and former members of management have used their decades of experience in the energy and RV industries to cultivate relationships with numerous retailers in the space, including Camping World, a leading national RV retailer.

KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Our results of operations and financial performance are significantly dependent on the following factors:

Consumer Demand

Although our sales are primarily generated from dealers, wholesalers, private-label customers and OEMs focused on the RV, marine, and home energy markets, the demand for our products from these customers depends on consumer demand. Our sales are completed on a purchase order basis, and most are without firm, long-term revenue commitments or sales arrangements, which we expect to continue going forward. Accordingly, our growth prospects and future sales are subject to risks and uncertainties related in part to consumer demand for our products, which is affected by a number of factors, including fuel costs, discretionary spending, macroeconomic conditions, including inflation, changes in tariffs and interest rates, geopolitical pressures, and volatility in the RV, marine, and home energy markets. In recent years we have seen a rise in fuel costs, higher interest rates, and other changes in macroeconomic conditions, which have resulted in decreased consumer spending decisions and affected our industry as a whole. In addition, we expect continuing tensions between the U.S. and China, where several of our key manufacturers and suppliers are located, as well as the ongoing risk of new or additional tariffs impacting lithium-ion batteries or related parts, to increase our cost of goods sold, which could require us to increase prices to our customers or result in lower gross margins on our products. These conditions have had, and may continue to have, a negative effect on our business, financial condition, and results of operations.

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

Over the past year, Expion360 has added several new distributors and OEM customers in RV and marine markets, which contributed to the sales growth during the first nine months of 2025. Management believes that orders resulting from these new relationships will continue to result in significant new revenue streams for the remainder of 2025.

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

Management anticipates that products sourced from the Company’s third-party manufacturers in Asia may be subject to additional tariff exposure during 2025. Although recent developments in November 2025 have been favorable, the Company has timed certain inventory purchases to coincide with the period of reduced tariff rates. Management believes that any potential impact on gross margins can be mitigated through a combination of supplier pricing concessions, product redesign initiatives, selective customer pricing adjustments, and ongoing operational efficiencies realized through increased sales volumes.

For additional information regarding supply chain risks, refer to Part I, Item 1A of the Annual Report, “Risk Factors—Our results of operations could be adversely affected by changes in the cost and availability of raw materials and we are dependent on third-party manufacturers and suppliers” and “—Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.”

Product and Customer Mix

As of September 30, 2025, we sell 15 models of LiFEPO4 batteries, the Aura 600, and various individual or bundled accessories for battery systems. Our products are sold to different customers (e.g., dealers, wholesalers, private-label customers, OEMs, etc.) at differing prices and have varying costs. The average selling price and costs of goods sold for a particular product will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs. Accessory and OEM sales typically have lower average selling prices and resulting margins, which could decrease our margins and negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes typically offset these reductions. The relative margins of products sold also impact our results of operations. As we introduce new products, we may see a change in product and sales channel mix, which could result in period-to-period fluctuations in our overall gross margin.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, legal and professional fees, and sales and marketing costs. Other costs include research and development, insurance, and software and tech support expenses.

Other (Income) Expense

Our other (income) and expense typically consist of interest expense, interest income, and gain or loss on sale of property and equipment. See “Results of Operations – Other (Income) / Expense” below for more information.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of September 30, 2025 or December 31, 2024.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at September 30, 2025 or December 31, 2024 and did not recognize interest and/or penalties in the statement of operations for the three months ended September 30, 2025 and 2024, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3	87.9	77.6	80.3
Gross profit	22.7	12.1	22.4	19.7
Selling, general, and administrative expenses	148.1	150.9	96.4	172.8
Loss from operations	(125.5)	(138.7)	(74.0)	(153.1)
Other (income) / expense — net	(155.7)	495.6	(49.8)	210.3
Income / (Loss) before income taxes	30.2	(634.4)	(24.2)	(363.4)
Net income / (loss)	30.2	(634.4)	(24.2)	(363.5)

Net Sales

Net sales for the three months ended September 30, 2025 increased by $1.0 million, or 72.2%, compared to the three months ended September 30, 2024. Sales were $2.4 million for the three months ended September 30, 2025 and $1.4 million for the three months ended September 30, 2024.

Net sales for the nine months ended September 30, 2025 increased by $3.8 million, or 104.2%, compared to the nine months ended September 30, 2024. Sales were $7.4 million for the nine months ended September 30, 2025 and $3.6 million for the nine months ended September 30, 2024.

The increase in net sales was primarily attributable to the RV market recovering from its previous slowdown, but also to enhanced sales efforts, including expanded outreach to OEM partners, strategic marketing initiatives, and the successful onboarding of new customers during this period.

Cost of Sales

Total cost of sales for the three months ended September 30, 2025 increased by $600,000, or 51.6%, compared to the three months ended September 30, 2024. Cost of sales were $1.8 million for the three months ended September 30, 2025 and $1.2 million for the three months ended September 30, 2024. Cost of sales as a percentage of net sales decreased by 10.5% in that period.

Total cost of sales for the nine months ended September 30, 2025 increased by $2.9 million, or 97.3%, compared to the nine months ended September 30, 2024. Cost of sales were $5.8 million for the nine months ended September 30, 2025 and $2.9 million for the nine months ended September 30, 2024. Cost of sales as a percentage of net sales decreased by 2.7% in that period.

The year-to-year changes in cost of sales are primarily related to the product mix sold in different periods.

Gross Profit

Our gross profit for the three months ended September 30, 2025 increased by $373,000, or 221.6%, compared to the three months ended September 30, 2024. Gross profit was $542,000 for the three months ended September 30, 2025 and $169,000 for the three months ended September 30, 2024. Gross profit as a percentage of net sales increased by 10.5% for that period, from 12.1% for the three months ended September 30, 2024 to 22.7% for the three months ended September 30, 2025.

Our gross profit for the nine months ended September 30, 2025 increased by $950,000, or 132.6%, compared to the nine months ended September 30, 2024. Gross profit was $1,667,000 for the nine months ended September 30, 2025 and $717,000 for the nine months ended September 30, 2024. Gross profit as a percentage of net sales increased by 2.7% for that period, from 19.7% for the nine months ended September 30, 2024 to 22.4% for the nine months ended September 30, 2024.

The increase in gross profit percentage for both periods was primarily attributable to the product mix sold in different periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 increased by $1.4 million, or 69.1%, compared to the three months ended September 30, 2024. Selling, general and administrative expenses were $3.5 million for the three months ended September 30, 2025 and $2.1 million for the three months ended September 30, 2024. As a percentage of net sales, selling, general and administrative expenses were 148.1% for the three months ended September 30, 2025 compared to 150.9% for the same period in the prior year, a decrease of 2.8 percentage points. For the three months ended September 30, 2025, increases in salaries and benefits as well as legal and professional fees made up the majority of the increase.

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased by $877,000, or 13.9%, compared to the nine months ended September 30, 2024. Selling, general and administrative expenses were $7.2 million for the nine months ended September 30, 2025 and $6.3 million for the nine months ended September 30, 2024. As a percentage of net sales, selling, general and administrative expenses were 96.4% for the nine months ended September 30, 2025 compared to 172.8% for the same period in the prior year, a decrease of 76.4 percentage points. For the nine months ended September 30, 2025, increases in salaries and benefits and legal and professional fees were slightly offset by an decrease in rent and associates expenses.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries and benefits	$1,779,806	$743,347	$3,263,598	$2,555,403
Legal and professional	1,067,839	321,963	1,850,317	1,239,413
Sales and marketing	256,852	242,515	746,051	710,898
Insurance	80,254	63,441	205,210	201,514
Research and development	74,209	68,617	296,387	228,782
Software, fees, tech support	73,105	68,959	215,986	207,590
Rents, maintenance, utilities	55,705	106,001	174,360	391,426
Travel expenses	51,302	35,823	159,072	113,934
Depreciation	24,168	40,346	82,245	125,883
Supplies	3,916	7,683	15,446	21,076
Other	77,510	397,773	158,235	494,283
Total	$3,544,666	$2,096,468	$7,166,907	$6,290,202

Other (Income) / Expense

Other (income) / expense for the three months ended September 30, 2025 decreased $10.6 million, or 154.1%, compared to the three months ended September 30, 2024, primarily due to writing off the suspended liability from the Series A Warrants in 2025, and not incurring the expenses for change in fair value of warrants or legal settlements that were recognized in 2024, slightly offset by obsolete inventory expense in 2025. Other income was $3.7 million for the three months ended September 30, 2025 and other expense was $6.9 million for the three months ended September 30, 2024. Other income for the three months ended September 30, 2025 was made up of the write-off of the suspended liability, and other expense for the three months ended September 30, 2025 was primarily made up of the write-off of obsolete inventory. Other expense for the three months ended September 30, 2024 was primarily made up of the change in fair value of the warrants issued as part of the August 2024 financing, along with interest expense and settlement expense.

Other (income) / expense for the nine months ended September 30, 2025 decreased $11.4 million, or 148.4%, compared to the nine months ended September 30, 2024, primarily due to writing off the suspended liability from the Series A Warrants in 2025, and not incurring the expenses for change in fair value of warrants or legal settlements that were recognized in 2024, as well as significantly lower interest expense in 2025, slightly offset by obsolete inventory expense in 2025. Other income was $3.7 million for the nine months ended September 30, 2025 and other expense was $7.7 million for the nine months ended September 30, 2024. Other income for the nine months ended September 30, 2025 was primarily made up of the write-off of the suspended liability. Other expense for the nine months ended September 30, 2024 was primarily made up of the change in fair value of the warrants issued as part of the August 2024 financing, along with interest expense and settlement expense.

During the three months ended September 30, 2025 and 2024, expense for the change in fair value of warrants was $0 and $5.9 million, income from the write-off of suspended liability totaled $4.5 million and $0, obsolete inventory expense totaled $757,000 and $0, interest expense totaled $4,000 and $468,000, settlement expense totaled $0 and $401,000, loss on sale of property and equipment totaled $0 and $146,000, interest income totaled $0 and $15,000, and workers comp dividends totaled $0 and $1,000, respectively. During the nine months ended September 30, 2025 and 2024, expense for the change in fair value of warrants was $0 and $5.9 million, income from the write-off of suspended liability totaled $4.5 million and $0, interest expense was $14,000 and $972,000, obsolete inventory expense totaled $757,000 and $0, settlement expense totaled $0 and $710,000, loss on sale of property and equipment totaled $13,000 and $147,000, interest income totaled $0 and $60,000, miscellaneous income from sale of a non-capitalized asset was $0 and $1,000, dividend from a workers compensation policy was $0 and $1,000, respectively, and penalties and late fees totaled less than $100 each period.

Net Income / (Loss)

Our net income / (loss) for the three months ended September 30, 2025 and 2024 was $723,000 and $(8.8 million), respectively. Our net loss for the nine months ended September 30, 2025 and 2024 was $(1.8 million) and $(13.2 million), respectively. The improvement for both periods was driven by increased sales and proportional decreases in cost of sales resulting in improved gross profit, as well as improvements in other income and expense.

For the nine months ended September 30, 2025, we recognized a net of $3.6 million in non-cash operating income, including $4.5 million for write-off of suspended liability, $452,000 for stock-based compensation, and $348,000 for common stock issued for services. For the nine months ended September 30, 2024, we recognized $7.5 million in non-cash operating costs, including $5.9 million for change in fair value of warrants, $667,000 in amortization of convertible note costs, and $546,000 for stock-based compensation.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(3,725,143)	$(6,649,331)
Net cash provided by investing activities	$4,250	$122,061
Net cash provided by financing activities	$7,467,125	$5,919,749

Net cash used in operating activities

We primarily use cash in operating activities for inventory purchases, salaries and benefits, legal and professional services, and sales and marketing. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sales of common stock.

Net cash used in operating activities was $3.7 million for the nine months ended September 30, 2025, compared to $6.6 million for the prior year period. The decrease in cash used was primarily driven by reduced inventory and prepaid inventory levels:

•	For the nine months ended September 30, 2025, our loss of $1.8 million was reduced by non-cash transactions including stock-based compensation of $452,000, issuance of common stock for services of $348,000, and depreciation of $92,000, as well as a non-cash gain from the reversal of the suspended liability. For the nine months ended September 30, 2024, our loss of $13.2 million was reduced by non-cash transactions including an increase in derivative liability of $5.9 million, amortization of convertible note costs of $667,000, and stock-based compensation of $546,000.

•	For the nine months ended September 30, 2025, cash provided by decreases in inventory and prepaid/in-transit inventory totaled $2.2 million. For the nine months ended September 30, 2024, cash used in by an increase in prepaid/in-transit inventory was $1.2 million and was somewhat offset by a decrease in inventory of $460,000.

•	Cash used and provided by changes in accounts receivable, accounts payable, inventory, and in-transit inventory are primarily due to timing of such activities as part of normal operations.

Net cash provided by investing activities

Cash provided by investing activities was $4,000 and $122,000 for the nine months ended September 30, 2025 and 2024, respectively. We sold three vehicles in the nine months ended September 30, 2025, one of which was traded for services rendered and no cash was exchanged. For the nine months ended September 30, 2024, we purchased quality assurance equipment for $11,000, and we sold three vehicles as well as fixed assets associated with the property for which we terminated the lease.

Net cash provided by financing activities

Cash provided by financing activities in the nine months ended September 30, 2025 and 2024 was $7.5 million and $5.9 million, respectively. For the nine months ended September 30, 2025, we received net proceeds of $5.7 million from the exercise of warrants and $1.8 million for issuance of common stock, offset by payments of $25,000 toward principal on long-term debt. For the nine months ended September 30, 2024, we received net proceeds from issuance of common stock of $9.5 million and from issuance of warrants of $31,000, offset by principal payments on the convertible note of $2.8 million, principal payments on stockholder promissory notes of $763,000, and principal payments on long-term debt of $109,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our operations have been financed primarily through net proceeds from the sale of securities and from borrowings. As of September 30, 2025, our working capital was $8.5 million compared to $2.0 million as of December 31, 2024, and we had cash and cash equivalents of $4.3 million and $548,000 as of September 30, 2025 and December 31, 2024, respectively.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest, and principal payments on our debt.

As of September 30, 2025, we expect our short-term liquidity requirements to include (a) accounts payable of $523,000, (b) scheduled principal debt payments of approximately $31,000, and (c) lease obligation payments of approximately $328,000, including imputed interest.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. We continue to experience recurring operating losses and negative cash flows from operations, with $3.7 million used in operating activities during the nine months ended September 30, 2025. While management has implemented cost containment measures and is working to address its cash flow challenges, including by raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses, material uncertainty remains. Without additional funding or a material increase in revenue generation, we may not be able to meet our obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements for the year ended December 31, 2024 are issued. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Part I, Item 1A, “Risk Factors” of the Annual Report.

Financing Obligations

As of September 30, 2025, our long-term debt was approximately $206,000, of which $31,000 is due within the next 12 months. This balance includes $140,000 outstanding under a COVID-19 Economic Injury Disaster Loan and $65,000 outstanding under vehicle financing arrangements.

Vehicle Financing Arrangements

As of September 30, 2025, we had three notes payable to GM Financial for vehicles. In addition, a commercial line secured in April 2022 for $300,000 was renewed in April 2023 and increased to $350,000, and renewed again in April 2024 and April 2025 for $350,000 each time. This commercial line may be used to finance vehicle purchases and expires in April 2026. The notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles.

Convertible Note Financing

On December 27, 2023, we entered into a securities purchase agreement with 3i, LP (“3i”) pursuant to which we sold, and 3i purchased, the 3i Note in the aggregate original principal amount of $2,750,000, for gross proceeds of $2.5 million. On August 8, 2024, in connection with the closing of the August 2024 Public Offering, we repaid the 3i Note, and our obligations under the 3i Note were fully satisfied and discharged. Prior to the closing of the August 2024 Public Offering, we had issued 414 shares of common stock (post-Reverse Stock Split) for the payment of $90,839 in interest.

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

Contractual and Other Obligations

Our estimated future obligations consist of long-term operating lease liabilities. As of September 30, 2025, the Company had $788,000 in long-term operating lease liabilities.

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

See “Note 8—Commitments and Contingencies” of our financial statements within the Annual Report for further information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2025, we received a staff determination (the “Staff Determination”) from the Nasdaq Listing Qualifications department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) stating that the bid price of its common stock had closed below the $1.00 minimum required by Nasdaq Listing Rule 5550(a)(2) for the prior 30 consecutive business days (the “Minimum Bid Price Requirement”) and the Staff had determined to delist its securities from The Nasdaq Capital Market (the “Staff Determination”). We timely requested and were granted an appeal hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination, staying the delisting of our common stock pending the Panel’s decision. As of August 12, 2025, the common stock had closed above $1.00 per share for more than ten consecutive trading days. As a result, on August 13, 2025, we received a letter from the Nasdaq Office of General Counsel advising that we had regained compliance with the Minimum Bid Price Requirement, and that we were therefore in compliance with Nasdaq’s listing requirements. Consequently, the appeal hearing was cancelled.

On August 20, 2025, we received a notification letter (the “Notice”) from the Staff notifying us that the stockholders’ equity balance reported in the Quarterly Report for the three months ended June 30, 2025 was below the $2.5 million required minimum for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1). The Notice also provided that we had 45 calendar days to submit a plan to regain compliance. Following the Warrant Adjustments and subsequent warrant exercises, our stockholders’ equity balance increased above the required threshold. On September 17, 2025, we received a letter from the Nasdaq Listing Qualifications department confirming our regained compliance with the listing rule and that we were therefore in compliance with Nasdaq’s listing requirements.

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

Except as set forth below, during the three months ended September 30, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain, and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. We must continue to recruit, retain, and motivate senior management and other key employees sufficient to maintain our current business and support our future projects.

We have experienced recent transitions in our leadership team. In April 2025, we appointed Carson Heagen as our Chief Operating Officer, and in September 2025, we appointed Shawna Bowin as our Chief Financial Officer. In October 2025, Brian Schaffner, our Chief Executive Officer, and Paul Shoun, our President and Chairman of the Board, each resigned. Following these resignations, the Board appointed Joseph Hammer as our new Chief Executive Officer and Chairman of the Board. Leadership transitions of this nature can create uncertainty, disrupt operations, and challenge continuity in our strategic direction or impact our ability to maintain relationships with customers and business partners or retain key employees. Although we believe our leadership team brings valuable experience and skills, there can be no assurance our transition efforts will be successful or that our new leaders will achieve our strategic, operational, or financial objectives. If we are unsuccessful in our succession planning or integration efforts, or if we experience additional unanticipated departures among senior management or other key employees, investor confidence and our results of operations could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 8, 2025, we entered into a Consulting Agreement for business and advisory services, which provided, among other things, for the issuance to the consultant of a total of 325,000 shares of restricted common stock consisting of (i) 200,000 shares issued on September 9, 2025, and (ii) the remaining 125,000 shares shall be issued within four business days of November 20, 2025.

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

During the quarter ended September 30, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021.	S-1	3.1	3/31/2022
3.2	Certificate of Amendment of Articles of Incorporation, effective as of October 8, 2024	8-K	3.1	10/7/2024
3.3	Amended and Restated Bylaws of the Company, dated August 21, 2024	8-K	3.1	8/27/2024
4.1	Form of Pre-Funded Warrant	8-K	4.1	10/17/2025
10.1†	Amended and Restated Employment Agreement, by and between the Company and Shawna Bowin, effective September 3, 2025	-	-	-
10.2*	Form of Securities Purchase Agreement	8-K	10.1	10/17/2025
10.3	Severance Agreement, Consulting Agreement and General Release, by and between the Company and Brian Schaffner, dated October 16, 2025	8-K	10.2	10/17/2025
10.4	Severance Agreement and General Release, by and between the Company and Paul Shoun, dated October 16, 2025	8-K	10.3	10/17/2025
10.5*†	Employment Agreement, by and between the Company and Joseph Hammer, October 16, 2025	8-K	10.4	10/17/2025
10.6†	Non-Employee Director Compensation Policy, effective October 16, 2025	-	-	-
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

†        Indicates a management contract or compensatory plan or arrangement.

#	The certification shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.
*	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant agrees to furnish a copy of all omitted schedules (or similar attachments) to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2025	By:	/s/ Joseph Hammer
Joseph Hammer
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Shawna Bowin
Shawna Bowin
Chief Financial Officer (Principal Financial and Accounting Officer)