Form 10-K
period 2025-12-31
Expion360 Inc.
filed 2026-03-17
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sale price as reported by the Nasdaq Capital Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.1 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 11, 2026, there were 10,846,135 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to its 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.
●	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
●	Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
●	Our results of operations could be adversely affected by changes in the cost and availability of raw materials and our reliance on third-party manufacturers and suppliers.
●	Increases in costs, disruption of supply, or shortage of any of our battery components such as electronic and mechanical parts could harm our business.
●	We may not be able to raise additional capital on acceptable terms or at all, and our failure to obtain additional financing could adversely affect our ability to continue as a going concern.
●	Our business and future growth depends on the needs and success of our customers.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales, and the loss of or reduction in purchases by any of these customers could adversely affect our results of operations.
●	If we fail to expand our sales and distribution channels, our business could suffer.
●	The uncertainty in global economic conditions could negatively affect our results of operations.
●	Tariffs on imported battery components may increase our costs, and we may be unable to fully mitigate such increases.
●	We are currently, and will likely continue to be, dependent on a limited number of warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.
●	We could face potential product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.
●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.

●	Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.
●	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
●	Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.
●	If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.
●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.
●	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
●	We may fail to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, which could result in the delisting of our common stock.
●	Our stock price may fluctuate significantly, and you may lose all or a part of your investment.
●	Sales of substantial amounts of our securities in the public markets, including sales under our at-the-market program, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
●	The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding, which would result in dilution to our stockholders.
●	The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
●	Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

These and other risks and uncertainties are described in greater detail under “Risk Factors” in Item 1A of this Annual Report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future results of operations, and we assume no obligation to update or disclose revisions to those estimates except as required by applicable law. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections.

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

PART I

ITEM 1. BUSINESS

Our Company

Expion360 focuses on the design, assembly, manufacturing, and sale of lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine, and industrial applications. Our high-powered lithium battery solutions incorporate innovative concepts and have been designed to include some of the most dense and minimal-footprint batteries in the RV and marine industries. In addition, we deploy intellectual property strategies to support product development, enhance safety and performance, and strengthen relationships across our target markets. This includes design, development and collaboration, using our IP to bring safety, quality and service to our current customers and to build relationships with customers in a variety of industries. Our customers consist of dealers, wholesalers, private-label customers, and original equipment manufacturers (“OEMs”) who then sell our products to end consumers and drive brand awareness nationally.

Our primary target markets include the RV, marine, and industrial power sectors. We believe the ongoing transition from traditional lead-acid batteries to LiFePO4 battery systems as the preferred power storage solution presents growth opportunities across these industries. In addition to the RV and marine markets, we are expanding our focus to include industrial, construction, surveillance, remote monitoring, and other mission-critical applications requiring reliable, high-energy-density battery systems. We are also pursuing opportunities within the electric forklift and industrial material handling markets, where lithium battery adoption continues to increase.

We launched our e360 product line in December 2020, initially targeting the RV and marine industries. Through continued sales growth and product development, the e360 product line has gained adoption among customers transitioning from lead-acid battery systems. We have since expanded our product portfolio to include next-generation lithium battery models designed to increase capacity, improve energy density, enhance manufacturability, and expand integration capabilities for OEM and industrial applications. These products are intended to support mobile and off-grid systems for construction, industrial power, surveillance, and remote monitoring applications.

We currently operate Expion360 as one reportable business segment, Energy Storage (ES).

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed design and engineering, strong case materials, optimized internal structural layouts, and are supported by responsive customer service.

Our Market Opportunity

Lithium-based batteries power a broad range of applications, from consumer electronics to transportation systems and national defense infrastructure. They support electrification trends across multiple industries and enable both mobile and stationary energy storage solutions. The United States maintains a strong research ecosystem and an emerging domestic battery manufacturing base, supported by federal initiatives aimed at strengthening supply chains and advancing battery technology, according to the U.S. Department of Energy.

Expion360 currently focuses on the deep cycle, off-grid, RV, marine, industrial, and specialty vehicle markets, where high-performance LiFePO4 battery systems are increasingly displacing legacy lead-acid solutions. These applications require lightweight, high-energy-density, and durable power systems capable of operating in varied and demanding environmental conditions.

The global RV market was valued at approximately $60.7 billion in 2022 and is projected to grow at a compound annual growth rate (CAGR) of 11.5% from 2023 through 2030, reaching an estimated $144.55 billion by 2031, according to Grand View Research. Increasing electrification within RV platforms, including off-grid and extended-runtime applications, continues to support adoption of lithium-based battery systems.

More broadly, trends toward equipment electrification, reduced generator runtime, remote monitoring infrastructure, and mobile industrial applications are contributing to sustained demand for advanced battery systems. According to IMARC, the global lithium-ion battery market exceeded $150 billion in 2025 and continues to expand as electrification advances across transportation, industrial, and specialty equipment sectors.

Beyond our established presence in RV and marine applications, we are evaluating opportunities in adjacent light electric vehicle, surveillance, and remote monitoring applications that require high-reliability battery systems. According to Precedence Research, the global light electric vehicle market was estimated at $107 billion in 2025 and is projected to reach $268 billion by 2035. While these adjacent markets represent potential long-term growth opportunities, our current commercial focus remains concentrated in deep-cycle, recreational, and specialty-use applications.

We believe the compact form factor, modularity, and high energy density of our lithium battery systems position us to address applications requiring lightweight, high-capacity power solutions across RVs, marine systems, industrial equipment, and remote monitoring applications.

While we do not currently manufacture battery cells domestically, we monitor developments in U.S. supply chain policy and manufacturing initiatives that may influence the industry over time. We periodically evaluate strategic opportunities that could align with our long-term objectives; however, our current operations rely primarily on established offshore third-party manufacturing partners. Domestic supply chain initiatives represent potential future developments rather than current operational drivers.

Competitive Strengths

We believe the following strengths differentiate Expion360 and create long-term, sustainable competitive advantages:

Superior Capacity to Lead-Acid Competitors

Lead-acid batteries have historically been the standard in RV and marine transportation vehicles, but these industries are experiencing a rapid conversion from lead-acid to lithium batteries as the primary method of power sourcing. Our lithium-ion batteries are designed to offer superior capacity to traditional lead-acid batteries, with an expected lifespan of approximately 12 years under standard operating conditions—three to four times that of certain lead-acid batteries—and ten times the number of charge cycles. Furthermore, our typical battery may provide three times the power of the typical, lead-acid battery despite being half the weight (comparing, for example, a typical lead-acid battery like the Renogy Deep Cycle AGM, which is rated at 100Ah, to our own LFP 100Ah battery and assuming slow discharge at a 1C rate).

In addition, we offer a 4.5 Ah 26650 lithium-ion phosphate battery cell, which allows us to increase energy density by over 32% compared to traditional 3.4 Ah 26650 cells.

Expansion into New Markets

Our proprietary e360 SmartTalk mobile app is included in many of our battery models and allows the seamless integration and management of e360 Bluetooth-enabled LiFePO4 batteries. The technology enables users to wirelessly monitor and manage e360 batteries, providing a comprehensive view of both individual battery conditions and performance as well as information about a power bank consisting of multiple e360 batteries. Our 48 Volt GC2 LiFePO4 battery was the first model to incorporate e360 SmartTalk for electric golf carts and other light electric vehicle applications.

In 2024, we introduced our next generation 12V GC2 and Group 27 series LiFePO4 batteries incorporating higher amp-hour cell options (4.0Ah and 4.5Ah) and the latest technology, including our proprietary Vertical Heat Conduction™ internal heating, Bluetooth®, and controller area network (“CANBus”) communication. We also launched the Edge battery in 2024, which offers a slim design designed to provide installation flexibility. The Edge is offered in both 12V and 48V configurations.

In February 2026, we announced plans to release three next-generation lithium-ion battery models expected to be commercially available in the second half of 2026. The new models include upgraded Group 27 (12.8V 140Ah), GC2H (12.8V 180Ah), and EX1 (12.8V 420Ah) batteries, each designed to increase capacity relative to prior generations. These platforms incorporate our VHC™ internal heating technology, SmartTalk™ Bluetooth connectivity, and CANBus communication, and are engineered to meet UL 1973 safety standards, with final certification pending. The redesigned batteries are also intended to support manufacturing efficiencies and margin improvement initiatives.

Also in February 2026, we entered into a strategic partnership with Dealer Accessory Supply (“DAS”) related to the launch of the DASGen Hybrid Energy Storage System, representing our entry into the industrial energy storage market. DASGen is designed to function as an energy buffer between diesel generators and jobsite electrical loads and is intended to support reduced generator runtime, subject to site conditions and usage. Under the partnership, DAS serves as the final system assembler, while we supply the battery technology and lead sales and marketing efforts. The system utilizes our lithium iron phosphate battery platform and is integrated with industrial power electronics. Initial field deployments have been completed, with performance dependent on site-specific operating conditions.

Strong National Retail Customers and Distribution Channels

We maintain sales relationships with major RV and marine retailers and plan to use our strong reputation in the lithium battery space to create an even stronger distribution channel. We have decades of experience in the energy and RV industries and cultivate relationships with numerous retailers in the space, including Camping World, a leading national RV retailer; and Keystone Automotive, a leading national marketer and distributor of automotive and RV specialty products.

Expion360 Products

We have historically focused on the design, assembly, and sale of LiFePO4 batteries and supporting accessories for RV and marine applications, and have recently expanded into home energy storage solutions and the industrial energy storage market. Our batteries are designed and engineered in-house using premium lithium iron phosphate cells with quality controls at every step. We use high-grade LiFePO4 batteries meeting the UL 1642 standard (UL File No. MH64383). We believe our materials and engineering enhance the reliability, stability, and safety of our products relative to those of our competitors. We reimagined the standard battery case and included built-in rubber feet, radiused corners, 96.7% larger terminal connection pads, interior molded ribs for structural security, and the highest-grade ABS plastics with additives for fire retardancy. To maximize the power and efficiency of our batteries, we welded our cells via thick copper/tin-machined collector plates, welded all interior pack points, added a press break flange at each end to create a mechanical backbone for the battery monitoring system (“BMS”), used high-grade wiring and ring terminals throughout, and treated connections with industrial epoxy for long-lasting protection. Our internal “smart” BMS design includes multiple safety and performance features, such as low temperature discharge, auto shutoff, short circuit protection, low- and high-voltage shutoffs, and overcurrent disconnect. Our structurally sound BMS board features a bolted design, eliminating all unnecessary solder, resulting in one cohesive pack with a long lifespan. We hold our lithium batteries to high safety standards, which has enabled us to achieve a UL 1973 compliance. We stand by our batteries with a robust 12-year warranty.

To enable us to provide a full range of components to complement our battery offerings, we offer a suite of accessories and components for new installations or conversions which includes but is not limited to chargers, monitors, inverters, and solar components from brands such as Victron Energy and RedArc.

Competitors

Our competitors include lithium-ion battery manufacturers, such as Relion (which was acquired by Brunswick Corporation in September 2021); Dragonfly Energy Holdings Corp (Nasdaq: DFLI), the manufacturer of Battle Born Batteries; Renogy; and Dakota Lithium. Lead-acid battery manufactures also continue to have a presence in the marketplace. We have designed custom form factors in both the industry standard Group 24 and Group 27 battery sizes allowing us to visually and structurally differentiate Expion360 within the market space. We believe our custom EX1 battery also provides a unique capacity to footprint ratio compared to lead-acid and lithium battery competitors. Our lithium iron phosphate batteries are designed to provide improved cycle life, energy density, and weight relative to traditional lead-acid batteries.

Manufacturing and Supply Chain

Our batteries are manufactured by multiple third-party manufacturers located in Asia, which also produce our battery cells. While we do not have long-term purchase agreements with these manufacturers and generally transact on a purchase order basis, we maintain strong relationships with our manufacturers and cell suppliers, which historically have enabled us to increase our purchase volumes and qualify for volume-based discounts. The strength of these relationships has helped us moderate increased supply-related costs associated with inflation, currency fluctuations, and U.S. government tariffs imposed on our imports, and avoid potential shipment delays. We aim to maintain an appropriate level of inventory to satisfy our expected supply requirements. We believe we could locate suitable alternative third-party manufacturers to fulfill our requirements if needed.

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers that meet our approval and quality standards and, as a result, we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. Lithium, which is extracted from mined ore, is a key raw material used to produce our battery cells and, as a result, the cost of our battery cells is dependent on the price and availability of lithium, which may be volatile and unpredictable and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices and/or the need to find alternative suppliers. Our battery cell manufacturers have joint venture factories outside of Asia and have sourcing contracts from lithium suppliers in South America and Australia. In addition, we have a secondary source for lithium iron phosphate cells used in our batteries from a supplier in Europe, enabling us to source materials outside of Asia in the event it becomes necessary to do so.

In addition to increased mining and reserves, there is an industry push to provide more efficient ways to extract lithium from mined ore. Another development of the past few years is lithium cell recycling. This process will recapture the raw lithium from the cell for reuse in future cells. However, notwithstanding any efforts to improve the sustainability and efficiency of lithium mining, the price of lithium is volatile. We continue to monitor developments that may adversely affect our supply chain.

While we expect that products from our Asian third-party manufacturers will be subject to additional tariffs in 2026, we believe that we can protect our margins through a combination of supplier concessions, customer price increases and operational efficiencies gained as sales continue to grow. U.S. trade policy has been subject to significant legislative, regulatory, and judicial developments in recent years. For example, in February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs. While that decision invalidated certain tariffs imposed under that authority, tariffs and other trade measures may continue to be imposed under other statutory authorities or through future legislation. However, there can be no assurance that such efforts will fully offset increased costs.

Customers

We currently have around 300 customers across the United States consisting of dealers, wholesalers, private-label customers and OEMs who then sell our products to end consumers. Our sales are completed on a purchase-order basis and most are without firm, long-term revenue commitments or sales arrangements. Expion360 has sales relationships with many major RV retailers, including Camping World, a leading national RV retailer, and Keystone Automotive, a leading national marketer and distributor of automotive and RV specialty products. In addition, we also sell products directly to end consumers. We intend to continue to focus on our sales and distribution channels to develop existing customer relationships and grow our customer base. We also offer a high level of technical support to our customers before and after product sales.

We currently derive a significant portion of our revenue from a limited number of customers. During the year ended December 31, 2025, sales to four customers accounted for approximately 60% of our gross sales. These customers accounted for 69% of our outstanding accounts receivable as of December 31, 2025. Sales to each of our other customers did not exceed 10% during this period.

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

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in an effort to protect our brand, as of December 31, 2025, we have 18 trademarks registered or pending registration to cover our house marks in the United States and have nine trademarks registered or pending registration in Canada.

Government Regulations

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

As of December 31, 2025, our currently commercialized lithium iron phosphate batter models have achieved UL 1973 certification. Certain next-generation models remain subject to final certification.

Employees

As of December 31, 2025, we had 22 employees, all of whom worked for us full time. None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike, or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Environmental, Health, and Safety

We and our third-party manufacturers and suppliers are, and could become, subject to a wide range of international, federal, state, provincial, and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Although we outsource our manufacturing, the manufacturing of our products by our third-party manufacturers and suppliers require the use of hazardous materials that similarly subject these third parties, and therefore our business, to such environmental laws and regulations. Noncompliance by us or third-party manufacturers with applicable environmental or safety regulations could result in regulatory actions, penalties, or operational disruptions. Increased compliance costs by our third-party manufacturing partners may also result in increased costs to our business. Our business and operations are also subject to health and safety laws and regulations adopted by government agencies such as the Occupational Safety and Health Administration. Although we believe we are in material compliance with applicable laws concerning matters relating to health, safety, and the environment, the risk of liability relating to these matters cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance nor have we experienced any material issues relating to employee health and safety. See the section titled “Risk Factors” for additional information.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we have elected to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	the requirement that we provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	reduced disclosure about our executive compensation arrangements;
●	an exemption from the requirement that we hold a non-binding advisory vote on executive compensation or golden parachute arrangements; and
●	an exemption from the auditor attestation in the assessment of our internal control over financial reporting.

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

Company Information

Expion360 Inc. was initially organized as a limited liability company under the name Yozamp Products Company, LLC in the State of Oregon in June 2016 and converted to a Nevada corporation in November 2021.

Our website is found at expion360.com and on the Investor Relations section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves significant risk and uncertainty. Before you make a decision to buy our common stock, in addition to the risks and uncertainties discussed below under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of these risks actually occur, it may materially and adversely affect our business, financial condition, liquidity, results of operations, and prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. If any of the following risks or other risks not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our shares of common stock could decline.

Risk Factor Summary

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition and results of operations. The summary should be read in conjunction with the more detailed risk factors set forth in this “Risk Factors” section and the other information contained in this Annual Report.

Risks Related to Our Business

●	We operate in an extremely competitive industry and are subject to pricing pressures.
●	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
●	Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
●	Our results of operations could be adversely affected by changes in the cost and availability of raw materials and our reliance on third-party manufacturers and suppliers.
●	Increases in costs, disruption of supply, or shortage of any of our battery components such as electronic and mechanical parts could harm our business.
●	Our business and future growth depends on the needs and success of our customers.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales in 2025 and 2024.
●	If we fail to expand our sales and distribution channels, our business could suffer.
●	The uncertainty in global economic conditions could negatively affect our results of operations.
●	We are currently, and will likely continue to be, dependent on a limited number of warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.
●	We could face potential product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.
●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
●	Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.
●	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
●	Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.
●	If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.
●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.
●	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Risks Related to Ownership of Our Common Stock

●	Our stock price may fluctuate significantly, and you may lose all or a part of your investment.
●	Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
●	The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.

Risk Related to Our Capital Structure

●	Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

Risks Related to Our Business

We operate in an extremely competitive industry and are subject to pricing pressures.

We compete with a number of major international and domestic manufacturers, assemblers and distributors, as well as a large number of smaller, regional competitors. In addition, our customers have many choices for energy storage solutions in the markets that we serve, including both traditional lead-acid products as well as lithium-ion products. We believe our main competitive advantage in displacing incumbent lead-acid batteries is that we produce a lighter, safer, higher performing, cost-effective battery with a longer lifespan. We believe our product offerings, proven reliability, and relationships with dealers, private label direct to consumer and OEMs enable us to compete effectively against other battery manufacturers and position us favorably to expand into new addressable markets. However, OEM sales typically result in lower average selling prices and related margins, which could result in overall margin erosion, affect our growth, or require us to raise our prices. As a result, we may be unable to maintain our competitive advantage.

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

We have experienced net losses in each period since inception. We generated net losses of $6.2 million and $13.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Our audited financial statements as of and for the years ended December 31, 2025 and 2024 were prepared on the assumption that we would continue as a going concern. For the years ended December 31, 2025 and 2024, we sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern over the next 12 months and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the years ended December 31, 2025 and 2024. We expect to continue to incur operating losses for the foreseeable future, and may need to raise additional debt or equity financing to fund working capital, expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish our long-term business plan. There can be no assurance that additional financing will be available on acceptable terms or at all. If we are unable to secure additional funding before we achieve profitability or positive cash flow from operations, then our financial condition could render us unable to continue as a going concern.

Our results of operations could be adversely affected by changes in the cost and availability of raw materials and our reliance on third-party manufacturers and suppliers.

We currently rely on multiple third-party manufacturers located in Asia to manufacture our batteries and battery cells, and we intend to continue to rely on these suppliers going forward. Lithium-ion batteries are our most significant raw material and are used along with significant amounts of plastics, steel, copper and other materials in our assembly and manufacturing processes. Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers and thus we may have limited control over the agreed pricing for these raw materials and battery components. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lithium-ion batteries, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Furthermore, the cost of raw materials may also be influenced by transportation and freight costs. Volatile raw material costs can significantly affect our results of operations and make period-to-period comparisons extremely difficult. We cannot assure you that we will be able to either hedge the costs or that we or our third-party manufacturers will be able to secure the availability of our raw material requirements at a reasonable level or that we will be able to pass on to our customers the increased costs of our raw materials without affecting demand, or that limited availability of materials will not impact our production capabilities. Our inability to raise the price of our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on our revenue, operating profit, and net income.

In addition, during the years ended December 31, 2025 and 2024, approximately 55% and 82%, respectively, of inventory purchases were made from foreign suppliers in Asia. Our dependence on a limited number of key third-party manufacturers and suppliers exposes us to challenges and risks in ensuring that we maintain adequate supplies required to produce our batteries. We do not have long-term purchase arrangements with our third-party manufacturers and generally transact on a purchase order basis. Thus, although we carefully manage our inventory and lead times, we may face challenges obtaining favorable pricing, consistent quality specifications, and sufficient quantities of lithium-ion batteries and other materials from these suppliers. Our close working relationships with our foreign suppliers to date, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and to order and receive delivery of components in advance of required demand, has helped us moderate or offset increased supply-related costs associated with inflation, currency fluctuations, and tariffs imposed on our battery imports by the U.S. government. However, if we are unable to enter into or maintain commercial arrangements with these suppliers on favorable terms, our assembly operations and customer deliveries would be seriously impacted, potentially resulting in contractual penalties or other liabilities and harm to our customer relationships. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply in a reasonable time or on commercially reasonable terms.

Further, our dependence on these third-party suppliers entails additional risks, including:

●	inability, failure, or unwillingness of third-party suppliers to comply with regulatory requirements;
●	breach of supply agreements by the third-party supplies;
●	misappropriation or disclosure of our proprietary information, including our trade secrets and know-how;
●	relationships that third-party suppliers may have with others, which may include our competitors, and failure of third-party suppliers to adequately fulfill contractual duties, resulting in the need to enter into alternative arrangements, which may not be available, desirable, or cost-effective; and
●	termination or non-renewal of agreements by third-party suppliers at times that are costly or inconvenient for us.

Several of our key manufacturers and suppliers are located in China, and we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Notably, the lithium-ion battery industry has been subjected to tariffs implemented by the United States government on goods imported from China. There is an ongoing risk of new or additional tariffs being imposed on lithium-ion batteries or related parts which would significantly increase our cost of goods sold, which could require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us. In addition, these tariffs could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These U.S. tariff impositions against Chinese exports have been followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Any resulting escalation of trade tensions, including a “trade war,” could have a significant adverse effect on world trade and the world economy, as well as on our results of operations. At this time, we cannot predict whether additional tariffs or trade restrictions will be imposed or the extent to which they may impact our business.

In addition, U.S. trade policy has been subject to significant volatility in recent years. For example, in February 2026, the U.S. Supreme Court ruled that the IEEPA does not authorize the President to impose tariffs, invalidating certain tariffs imposed under that authority. However, tariffs and other trade restrictions may continue to be imposed under other statutory authorities or through future legislation. Any new tariffs or increases in existing tariffs on battery components or raw materials could increase our cost of goods sold and adversely affect our business and results of operations.

Further, we may be unable to control price fluctuations for these components or negotiate supply arrangements on favorable terms to us. We may also be exposed to fluctuations in the value of the U.S. dollar relative to the Renminbi with any appreciation in the value of the Renminbi increasing our costs for lithium-ion batteries and other raw materials sourced from China. Substantial increases in the prices for our lithium-ion batteries and other raw materials would increase our operating costs and negatively impact our results of operations. In addition, foreign currency fluctuations relative to the value of the U.S. dollar could affect the price of components and materials used in our batteries and sourced from countries other than the United States. Demand for lithium-ion batteries and other raw materials used in our products may also increase as a result of growing global demand from EV and energy storage industries, which could further increase the cost or reduce the availability of these materials.

Increases in costs, disruption of supply, or shortage of any of our battery components such as electronic and mechanical parts could harm our business.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of battery components. Supply chain disruptions and component shortages have occurred in the past and may occur in the future due to a variety of factors, including geopolitical events, trade policies and tariffs, manufacturing concentration, transportation disruptions, labor shortages, public health events, and demand-supply imbalances in specific component categories. The timing, duration and magnitude of any such disruptions are uncertain and may vary by component type. For example, shortages could affect the supply of electronic components used in the manufacture of our battery components. Any such cost increase or supply interruption could materially and negatively impact our business, prospects, financial condition and results of operations. In addition, although we carefully manage our inventory and supplier lead times, our suppliers may not continue to provide us with battery components in the quantities we require, to our required specifications and quality standards, or at commercially reasonable prices.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales in 2025 and 2024.

We currently derive a significant portion of our revenue from a limited number of customers. Sales to four customers totaled approximately 60% of our gross sales during the year ended December 31, 2025, and these customers had accounts receivable balances representing 69% of our total accounts receivable as of December 31, 2025. During the year ended December 31, 2024, sales to one customer represented approximately 14% of our gross sales, and four other customers had accounts receivable balances representing 60% of total accounts receivable as of December 31, 2024. There are inherent risks whenever a large percentage of gross sales are concentrated with a limited number of customers. In addition, most of our sales are completed on a purchase order basis and most are without firm, long-term revenue commitments or sales arrangements. It is not possible for us to predict the future level of demand for our products and services that will be generated by our customers or the future demand for the products and services of our other customers. If any of our customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenue and results of operations and/or trading price of our common stock. Furthermore, there is inherent risk associated with accounts receivable concentration as a deterioration in the financial condition of a limited number of account debtors, or any other factor which affects their ability or willingness to pay could in turn have a material adverse effect on our financial condition.

We may not be able to successfully manage our growth.

We have been continuously expanding our operations since our founding in 2016. As we continue to grow, we must continue to improve our managerial, technical and operational knowledge and allocation of resources, and to implement an effective management information system. To effectively manage our expanded operations, we need to continue to recruit and train managerial, accounting, internal audit, engineering, assembly and manufacturing, technical, sales, and other staff to satisfy our development requirements and there are currently significant labor shortages in the market. In order to fund our ongoing operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, we will be required to manage relationships with a greater number of customers, suppliers, contractors, service providers, lenders and other third parties. We will need to further strengthen our internal control and compliance functions to ensure that we are able to comply with our legal and contractual obligations and to reduce our operational and compliance risks. We cannot assure you that we will not experience issues such as capital constraints, construction delays, operational difficulties at new locations, or difficulties in expanding our existing business and operations and in recruiting and training an increasing number of personnel to manage and operate the expanded business. Our expansion plans may also adversely affect our existing operations and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

Our results of operations may be negatively impacted by public health epidemics or outbreaks.

We are exposed to risks associated with public health crises, epidemics or pandemics, and other widespread disruptions that could adversely affect the global economy, supply chain, and demand for our products. For example, the COVID-19 global pandemic adversely impacted our operations, supply chains, and distribution systems as well as those of our third-party suppliers and manufacturers, and similar disruptions could occur in the future due to other public health events or comparable global disruptions. A future public health epidemic or outbreak may make it more difficult for us and our third-party manufacturers to find sufficient components or raw materials and component parts on a timely basis or at a cost-effective price. Any performance failure on the part of any of our significant suppliers or third-party manufacturers could interrupt production of our products, which would have a material adverse effect on our business, financial condition and results of operations. In addition, during the pandemic we experienced shortages and workforce slowdowns due to stay-at-home mandates, illness among our workforce, delays in shipping finished products to customers, and delays in our receiving batteries and certain components. The highly competitive labor market made it difficult to recruit and maintain a workforce properly sized and suited for our operational and strategic needs, which further adversely impacted our business, and any future incidence of disease could similarly impact our business. In addition, while the pandemic positively impacted our battery sales due to more consumers adopting the RV lifestyle, there is no guarantee that any such increase would be sustained, which could cause our results of operations to fluctuate.

If we fail to expand our sales and distribution channels, our business could suffer.

Our success, and our ability to increase sales and operate profitably, depends on our ability to identify target customers and convert these customers into meaningful orders, as well as our continued development of existing customer relationships. If we are unable to expand our sales and distribution channels, we may not be able to increase revenue or achieve market acceptance of our products. The company may expand its direct sales force by recruiting additional sales personnel. Newly-hired sales personnel will require training and may take time to achieve full productivity. The Company operates in a competitive market for experienced sales professionals, which may impact recruiting efforts. In addition, we believe our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into agreements with only a small number of these distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and any third-party reselling efforts. There can be no assurances that any of our efforts to expand our sales and distribution channels will be successful.

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

Our results of operations are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business is also highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Our products are heavily dependent on the end markets that we serve and our results of operations will vary by location, depending on the economic environment in these markets. Sales of our RV and marine power products, for example, depend significantly on demand for new electric products for RVs and marine applications, which, in turn, depends on end-user demand for RVs and boats. We are actively expanding our product offerings and customer base into industrial, commercial, construction, surveillance, remote monitoring, and other adjacent markets in an effort to diversify revenue sources and reduce reliance on the RV and marine end markets; however, these efforts may not offset fluctuations in our core markets. The uncertainty in global economic conditions varies by geographic location and can result in substantial volatility in global credit markets, particularly in the United States. These conditions, including levels of consumer spending, economic recessions, slow economic growth, economic and pricing instability, inflation levels, increase of interest rates, credit market volatility and adverse developments affecting financial institutions, could affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products. In addition, the Russia-Ukraine war and the Israel-Palestine conflict has and may continue to further exacerbate disruptions in the global supply chain. As a result of sanctions imposed in relation to the Russia-Ukraine conflict, gas prices in the United States have risen to historic levels, and geopolitical tensions in the Middle East have impacted global shipping routes. Any rise in the cost of fuel may cause a decrease in RV travel, which could ultimately negatively impact sales of our batteries for RVs. We have also historically experienced increased shipping costs as a result of increased fuel costs and shutdowns at the ports through which our lithium-ion batteries and other raw materials are shipped, and such costs could adversely impact our results of operations in future periods. Any of the above factors could, in turn, negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flows, results of operations, and financial position.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny, including regulations relating to environmental compliance, hazardous materials, product safety, and international trade. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor, customer or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business, and it potentially could create negative publicity which could harm our business and/or reputation.

We are currently, and will likely continue to be, dependent on a limited number of warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.

We have two adjacent warehouse facilities in Redmond, Oregon and a third warehouse facility in Elkhart, Indiana, which support the storage, assembly, and distribution of our products.

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

Our lithium-ion batteries use LiFePO4 as the cathode material for lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by releasing smoke and flames in a manner that can ignite nearby materials and other lithium-ion cells. This could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time-consuming and expensive. Further, negative public perceptions regarding the suitability or safety of lithium-ion cells or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our products, could seriously harm our business and reputation.

To facilitate an uninterrupted supply of lithium-ion batteries, we store a significant number of lithium-ion batteries at our facilities. Any mishandling, other safety issue, or fire related to the cells or batteries could disrupt our operations. In addition, any accident, whether occurring at our facilities or from the use of our batteries, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage. Such damage or injury could lead to adverse publicity and potentially a product recall, which could have a material adverse effect on our brand, business, financial condition and results of operations.

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

We are also exposed to potential liability and product performance warranty risks that are inherent in the design, assembly, manufacture, and sale of our products. We sell the majority of our products to customers with conditional repair or replacement warranties. Expion360-branded products are warrantied for up to twelve years from the date of sale. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. In addition, under real-world operating conditions, which may vary by location and design, as well as environmental conditions, our products may perform in a different way than under standard test conditions or other failure data sets. We depend significantly on our reputation for safety and reliability and high-quality products and services, exceptional customer service, and our brand name to attract new customers and maintain our current customers, and grow our business. If our products do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and market reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers which could impact our business and results of operations.

We have been required to make assumptions and apply judgments, including the durability and reliability of our products, regarding their performance over the estimated warranty period and the anticipated number and value of warranty claims. We have a relatively limited operating history and must project how our offerings will perform over the estimated warranty period and the estimated reserve may have material changes. Historically, there have been very few claims and the costs associated with repairs or replacement parts associated with those claims have been nominal so we expense warranty claims as occurred and do not accrue an allowance. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations could cause us to increase the amount of warranty obligations. If our warranty reserves are inadequate to cover future warranty claims on our energy storage products, our financial condition and results of operations could be adversely affected.

Our operations expose us to litigation, tax, environmental and other legal compliance risks.

We are subject to a variety of litigation, tax, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, health and safety liabilities, environmental matters, and compliance with competition laws and laws governing improper business practices. We could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, or other damages (in certain cases, treble damages). In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax liabilities and our deferred tax assets and tax liabilities.

We plan to manufacture lithium-ion batteries in the future which involves processing, storing, disposing of, and otherwise moving large amounts of hazardous materials, and federal, state, and local regulations impose significant environmental requirements on the manufacturing, storage, transportation, and disposal of various components of advanced energy storage systems. As a result, we will be subject to extensive and changing environmental, health and safety laws, and regulations governing, among other things, the generation, handling, storage, use, transportation and disposal of hazardous materials; remediation of polluted ground or water; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. Although we believe our operations are in material compliance with applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our ongoing compliance with environmental, health and safety laws, regulations, and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production, and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal, or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties caused by former owners by our existing operations or by our future operations.

Changes in environmental and climate laws or regulations could lead to new or additional investment in production designs and could increase environmental compliance expenditures. For example, federal and state regulators, including the United States Environmental Protection Agency, have promulgated and may continue to promulgate regulations relating to greenhouse gas emissions, hazardous air pollutants, energy use, and climate-related reporting and compliance obligations. In addition, the United States and certain states have enacted, or are considering, limitations on greenhouse gas emissions, carbon pricing mechanisms, and other climate-related regulatory measures that could affect manufacturing, supply chains, energy costs, or capital expenditures.

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

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in the jurisdictions in which we conduct or in the future may conduct activities, including, the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees, and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Our policies mandate compliance with these antibribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents as we expand our operations from the United States domestically to abroad. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.

Our success will depend on our ability to develop new products and capabilities that respond to consumer demand, industry trends, or developments by our competitors. There is no assurance that we will be able to successfully develop new products and capabilities that adequately respond to these forces. In addition, many new energy storage technologies have been introduced over the past several years. For certain important and growing markets, such as aerospace and defense, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including the RV, marine, and industrial markets, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures, or through acquisitions, which in each case may require significant capital. In addition, new product introductions and technologies are risky, and may suffer from a lack of market acceptance, delays in related product development and failure of new products to operate properly. Any failure by us to successfully launch new products, or a failure by us to meet our customers’ criteria in order to accept such products, could adversely affect our results. If we fail to develop or acquire, assemble and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then we may fail to maintain our competitive position in our markets, and our business and financial condition could be adversely affected. We cannot assure you that our portfolio of primarily lithium-ion products will remain competitive with products based on new technologies.

We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements, and other confidentiality procedures and contractual provisions to establish, protect, and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially battery case construction, are important to our business and are not protected by patents, and certain assets of our technology may not be protected by issued patents and instead rely on trade secret protection and other contractual safeguards. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies. If we are unable to protect our intellectual property and technology, we may lose our competitive position or any technological advantage we may have developed, and our results of operations and net income may be adversely affected. In addition, entities holding intellectual property rights relating to our technology may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Any such litigation or claims, whether or not valid or successful, could result in substantial costs and diversion of resources and our management’s attention. If we are determined to have infringed upon a third-party’s intellectual property rights, we may have to pay substantial damages, obtain a license, or cease making certain products, which in turn could have a material adverse effect on our business, results of operations, and financial condition.

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

Any acquisitions that we complete may dilute stockholder ownership interests in the Company, may have adverse effects on our financial condition and results of operations, and may cause unanticipated liabilities.

As part of our growth strategy, we may make future investments in businesses, new technologies, services, and other assets that complement our business. Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute stockholder ownership interests. In addition, future acquisitions might not increase, and may even decrease, our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional debt or suffer adverse tax and accounting consequences in connection with any future acquisitions.

If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and services under development, and also contains certain customer, supplier, partner, and employee data. Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems, which support our operations. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyberattacks, tampering, theft, misplaced or lost data, programming and/or human errors that could compromise the integrity and privacy of this data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes, and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations. High-profile security breaches at other companies and in government agencies have increased in recent years, and cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. While we devote significant resources to security measures to protect our systems and data, these measures cannot provide absolute security.

In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, suppliers, partners, employees, or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material. We operate a number of critical computer systems throughout our business that can fail for a variety of reasons. If such a failure were to occur, we may not be able to sufficiently recover from the failure in time to avoid the loss of data or any adverse impact on certain of our operations that are dependent on such systems. This could result in lost sales and the inefficient operation of our facilities for the duration of such a failure.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both or by entering into credit facilities or securing other types of financing. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our capital requirements. Further, we may be restricted in our ability to access existing sources of liquidity.

In addition, actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry as well as concerns or rumors regarding such events, could adversely affect the financial services industry generally and our liquidity and financial condition. If banks or financial institutions enter receivership or become insolvent in response to financial conditions affecting the banking system and financial markets, our ability to raise additional financing or to access our existing cash, cash equivalents and investments may be threatened.

If we incur new debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain, and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain, and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. In 2025, certain members of our senior leadership team departed, and we appointed new executive officers, including internal promotions to the Chief Financial Officer and Chief Operating Officer roles. Although these executives have prior experience with the Company and we believe we have maintained operational continuity, leadership transitions may result in temporary disruption, changes in strategic direction, or uncertainty among employees, customers, or other stakeholders. Any additional attrition among senior management or key employees, or any failure of our succession planning efforts, could adversely affect our business, financial condition, and results of operations.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. The overall tax environment remains uncertain and increasingly complex. Future changes in tax laws, treaties or regulations, and their interpretation or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary, and other fiscal challenges. In the U.S., various proposals to change corporate income taxes are periodically considered. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult to operate with certainty about taxation. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate beginning 2018, and the full consequences of the significant changes to U.S. tax laws as a result of the Tax Cuts and Jobs Act of 2017 have not yet been fully determined. These enactments and future possible guidance from the applicable taxing authorities may have a material impact on our results of operations. In addition, regulatory or legislative developments may arise from various U.S. tax reform proposals, some of which include proposed changes to the U.S. tax laws, which, if adopted, could result in increased taxation of our business operations. We closely monitor these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities in excess of reserves.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated, and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly, and you may lose all or a part of your investment.

The trading price of our securities may be volatile and subject to wide price fluctuations in response to various factors, including:

●	market conditions in the broader stock market;
●	actual or anticipated fluctuations in our quarterly financial condition and results of operations, or those of other companies in our industry;
●	actual or anticipated strategic, technological, or regulatory threats, whether or not warranted by actual events;
●	whether any securities analysts cover our stock;
●	issuance of new or changed securities analysts’ reports or recommendations, if any;
●	investor perceptions of our Company, the lithium battery and accessory industry;
●	the volume of trading in our stock;
●	changes in accounting standards, policies, guidance, interpretations, or principles;
●	sales, or anticipated sales, of large blocks of our stock;
●	additions or departures of key management personnel, creative, or other talent;
●	regulatory or political developments, including changes in laws or regulations that are applicable to our business;
●	litigation and governmental investigations;
●	sales or distributions of our common stock by significant stockholders, the entity through which our controlling stockholder holds its investment, or other insiders;
●	natural disasters and other calamities; and
●	macroeconomic conditions.

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

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

You will experience additional dilution upon the exercise of options and warrants to purchase our common stock, including those options currently outstanding and possibly those granted in the future, and the issuance of restricted stock or other equity awards under our stock incentive plans. As of December 31, 2025, we had 200,000,000 shares of common stock authorized, of which 9,781,739 were issued. In January 2025, we completed a registered direct offering and concurrent private placement pursuant to which we issued shares of common stock and warrants to purchase shares of common stock, and in October 2025 we issued shares of common stock and pre-funded warrants in a private placement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the offerings.

As of December 31, 2025, there were outstanding warrants to purchase up to 1,359,907 shares of common stock, as well as 144,498 pre-funded warrants, and 269,219 shares of common stock issuable upon the exercise or settlement of equity incentive awards outstanding under our 2021 Incentive Award Plan.

Our Articles of Incorporation authorizes us to issue shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with our incentive plans, acquisitions, or otherwise. We have reserved shares of common stock for issuance under the 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan. Any common stock that we issue, including stock issued under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options or warrants, would dilute the percentage ownership held by our common stockholders. In addition, we have sold, and may continue to sell, shares of common stock under our at-the-market program, which may result in additional dilution. To the extent we raise additional capital by issuing equity securities, our stockholders may also experience substantial additional dilution.

Sales of substantial amounts of our securities in the public markets, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.

If our existing stockholders sell substantial amounts of our securities in the public market, including the shares of common stock issued or issuable upon the exercise of outstanding warrants or warrants that may be issued in the future, and shares issued as consideration in any future acquisitions, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—August 2024 Public Offering and Subsequent Warrant Exercises and Adjustments to Warrant Exercise and Reset Prices” and “—January 2025 Registered Direct Offering and Warrant Private Placement” for additional information regarding the August 2024 Public Offering and January 2025 Registered Direct Offering, respectively. The perception in the public market that our stockholders might sell securities could also depress our market price. As of March 11, 2026, we had 10,846,135 shares of common stock outstanding. Pursuant to the terms of the warrants issued to the underwriters (or their designees) in connection with our initial public offering (the “Underwriter Warrants”), the holders of the Underwriter Warrants have the right, subject to certain conditions, to require us to register the sale of the shares of our common stock underlying their Underwriter Warrants under the Securities Act.

If the holders of the Underwriter Warrants exercise their registration rights, the market price of shares of our securities may drop significantly. In addition, all of the shares of common stock issuable upon exercise of outstanding options under the 2021 Incentive Award Plan and all of the shares of common stock issuable pursuant to the 2021 Employee Stock Purchase Plan have been registered for public resale under the Securities Act. A decline in the price of shares of our securities might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Although our common stock is listed on Nasdaq, the exchange could subsequently delist our common stock if we fail to comply with ongoing listing standards.

Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remain above $1.00. On January 29, 2026, we received a determination from The Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) to delist our common stock from Nasdaq if the closing bid price does not exceed $1.00 for a minimum of ten consecutive business days within the compliance period of 180 calendar days. See the section titled “Legal Proceedings” for further information on the delisting notice.

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

As of December 31, 2025, 19,564,585 Series A Warrants exercisable for 901,943 shares of common stock at $1.31 per share, and 46,246 Series B Warrants exercisable for 2,132 shares of common stock, at $0.10 per share, and 449,193 January 2025 Warrants exercisable for 449,193 shares of common stock at $1.31 per share were outstanding. The exercise of these warrants could result and have resulted in a substantial increase in the number of shares of common stock outstanding and therefore materially dilute the ownership percentage of currently outstanding shares of common stock. See “Note 7, Equity and Debt Financings” for additional information regarding the offerings.

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

Sarbanes-Oxley, as well as rules and regulations subsequently implemented by the SEC and Nasdaq, have imposed increased disclosure and enhanced corporate governance practices for public companies. Our efforts to continue to comply with evolving laws, regulations, and standards are likely to result in increased expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We may not be successful in continuing to implement these requirements and implementing them could adversely affect our business, results of operations, and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our financial results on a timely and accurate basis could be impaired.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These obligations and constituents require significant attention from our senior management and can divert their attention away from the day-to-day management of our business, which can harm our business, results of operations, and financial condition.

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

As of December 31, 2025, we had total liabilities of $1.5 million, of which $710,000 was related to operating lease liabilities and $197,000 was related to debt obligations.

If we cannot generate sufficient cash flow from operations to service our lease and any current or future debt obligations, we may need to refinance such obligations, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us, or at all.

Our lease and debt obligations we have or may incur in the future could have important consequences, including:

●	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes may be limited;
●	a portion of our cash flows from operations will be dedicated to payments on our lease and debt obligations and will not be available for other purposes, including operations, capital expenditures, and future business opportunities;
●	we may be vulnerable in a downturn in general economic conditions or in business or may be unable to carry on capital spending that is important to our growth;
●	any debt agreements we enter into may contain restrictive covenants that impose operating and financial restrictions on us, including limitations on our ability to incur additional indebtedness, pay dividends, or enter into certain transactions;
●	our ability to introduce new products or new technologies or exploit business opportunities may be restricted; and
●	we may be placed at a disadvantage compared with competitors that have proportionately less lease and debt obligations.

Our Articles of Incorporation provide that the Nevada Eighth Judicial District Court of Clark County, Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Articles of Incorporation provide that, subject to limited exceptions, the Nevada Eighth Judicial District Court of Clark County, Nevada shall be, to the fullest extent permitted by law, the sole and exclusive forum for: (i) any derivative action or proceeding brought in the name or right of the Corporation or on its behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Nevada Revised Statutes Chapters 78 or 92A, our Articles of incorporation, or our Bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our Articles of Incorporation or Bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine.

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

While we do not believe that our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other global financial institutions, we, as well as our employees, customers, regulators, service providers, and other third parties have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see the section titled “Risk Factors—If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed” included within this Annual Report.

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

ITEM 2. PROPERTIES

Our corporate headquarters are in Redmond, Oregon, and house our engineering, sales, accounting, and operations staff. Our primary product warehouse is also located there. Our headquarters is approximately 15,000 square feet, leased at a base rent that increases 3.0% annually on January 31st of each year. From January 31, 2025 to January 30, 2026, the rental cost of our headquarters is approximately $20,200 per month.

In May of 2025, we leased a warehouse facility next door to our existing warehouse in Redmond, Oregon. The square footage of this facility is approximately 6,545 square feet, and from May 1, 2025 to April 30, 2028, the rental cost of this warehouse is approximately $6,545 per month.

We also lease a property in Elkhart, Indiana that provides office space for sales associates and a stocking location for several large manufacturers in the area. Elkhart is a hub for RV manufacturing in the United States. The square footage of this facility is approximately 7,000 square feet and rental cost is approximately $4,900 per month.

We believe these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

We may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows, or results of operations.

On January 29, 2026, we received a determination from the Staff that the bid price of the common stock had closed below the $1.00 minimum required by Nasdaq Listing Rule 5550(a)(2) for the prior 30 consecutive business days (the “Minimum Bid Price Requirement”) and that the Staff had determined to delist our securities from the Nasdaq Capital Market subject to a compliance period. Nasdaq provided us with a 180-calendar day compliance period, or until July 28, 2026, to regain compliance with the listing rule. We are currently evaluating options to regain compliance and intend to timely regain compliance with the Minimum Bid Price Requirement. Under Nasdaq rules, we are currently eligible to conduct a reverse stock split of our common stock to regain compliance if necessary.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on Nasdaq on April 1, 2022 under the symbol “XPON.” As of March 11, 2026, there were approximately 17 registered holders of our common stock, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2025 and 2024, included in this Annual Report. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Annual Report, including in Item 1A. “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements and Industry Data.” Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this section may not sum due to rounding.

Unless otherwise noted, all references to share and per share data, as well as stockholders’ equity balances for the years ended December 31, 2025 and 2024 presented in this section, have been adjusted retroactively to reflect a 1-for-100 reverse stock split, which was effective at 5:00 p.m. Pacific Time on October 8, 2024 (the “Reverse Stock Split”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reverse Stock Split and Reverse Stock Split True-Up Payment” below for additional information about the Reverse Stock Split.

Overview

Expion360 focuses on the design, assembly, manufacturing, and sale of lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine applications, and industrial energy storage products. Our high-powered, lithium battery solutions incorporate innovative concepts and have been designed to include some of the most dense and minimal-footprint batteries in the RV and marine industries. We deploy intellectual property strategies to support product development, enhance safety and performance, and strengthen relationships across our target markets. This includes design, development, and collaboration, using our IP to bring safety, quality, and service to our customers. Our customers consist of dealers, wholesalers, private-label customers, and original equipment manufacturers (“OEMs”) who then sell our products to end consumers and drive brand awareness nationally.

Our primary target markets include the RV, marine, industrial, and commercial energy storage industries. Within the industrial sector, we participate in applications such as electric material handling and forklift equipment, where lithium battery adoption continues to increase as an alternative to traditional lead-acid systems. We believe the broader transition from lead-acid to lithium batteries presents growth opportunities across these markets.

In addition to our current focus areas, we are evaluating opportunities to expand further into industrial and mission-critical commercial applications that require integrated battery energy storage solutions. These may include mobile and stationary systems supporting remote operations, security infrastructure, and other high-reliability environments. While we continue to assess these adjacent markets, our current commercial activities remain concentrated in our established RV, marine, and industrial segments.

We launched our e360 product line in December 2020, initially targeting the RV and marine industries. The line, through its sales growth, has shown to be a preferred conversion solution for lead-acid batteries.

We currently operate Expion360 as one reportable business segment, Energy Storage (ES).

Our products provide numerous advantages for various industries that are looking to migrate to lithium-based energy storage. They incorporate detailed design and engineering, strong case materials, optimized internal structural layouts, and are supported by responsive customer service.

Recent Developments

December 2025 At-The-Market Issuance Sales Agreement

On December 12, 2025 we signed an at-the-market issuance sales agreement. We commenced sales under the agreement in January 2026 and have sold an aggregate of 1,064,396 shares for net proceeds of approximately $932,567 through March 11, 2026.

October 2025 Private Placement and Management Transition

On October 16, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with two institutional investors pursuant to which we agreed to sell in a private placement (the “October 2025 Private Placement”) an aggregate of (i) 613,077 shares of common stock, and (ii) a pre-funded warrant (the “October 2025 Pre-Funded Warrant”) to purchase up to 144,498 shares of common stock. The offering price per share was $1.65 and the offering price per pre-funded warrant share was $1.6499.

We received net proceeds of approximately $1.1 million from the October 2025 Private Placement after deducting offering expenses payable by us. We used the net proceeds from the offering to pay severance obligations to certain executive officers that transitioned concurrent with the completion of the October 2025 Private Placement, and for working capital and other general corporate purposes. See “Note 7, Equity and Debt Financings—October 2025 Private Placement” for additional information regarding the offering.

In connection with the October 2025 Private Placement, Paul Shoun resigned from his role as President and Chairman of the Board, and Brian Schaffner resigned from his role as Chief Executive Officer, but retained his role as Director and also acted as a consultant through the transition period. Also in connection with the private placement, Joseph Hammer was appointed Chief Executive Officer and Chairman of the Board, the Board increased the number of authorized directors from five to six, and Scott Burell was appointed as a Director.

Key Factors Affecting Our Results of Operations

Our results of operations and financial performance are significantly dependent on the following factors:

Consumer Demand

Our sales are primarily generated from dealers, wholesalers, private-label customers, and OEMs serving the RV, marine, and industrial markets. Because our sales are generally made on a purchase order basis and are not supported by long-term revenue commitments, the demand for our products from these customers depends on consumer demand, and our results of operations are sensitive to changes in customer purchasing patterns. During the year ended December 31, 2025, our revenue increased by 71.6% compared to the prior year. This increase was primarily driven by expanded distribution relationships in the RV and marine channels, increased adoption of our LiFePO4 battery platforms as customers continued transitioning from traditional lead-acid systems, growth in sales to select OEM customers, and contributions from recently introduced product lines, including next-generation GC2, Group 27, and Edge battery models. The growth in sales also reflects improved channel penetration and broader customer adoption of higher-capacity battery configurations. While macroeconomic factors, including interest rates and fuel costs, may influence consumer demand in the RV and marine industries, our recent results reflect increased market acceptance of our products and expansion of our distribution footprint.

We have recently added several new distributors and OEM customers in RV and marine markets. These relationships contributed to incremental order volume during 2025 and are expected to support revenue growth in 2026, although the timing and magnitude of future orders will continue to remain subject to customer demand and overall market conditions.

Manufacturing and Supply Chain

Our batteries are manufactured by multiple third-party manufacturers located in Asia, which also produce our battery cells. While we do not have long-term purchase agreements with these manufacturers and generally transact on a purchase order basis, we maintain strong relationships with our manufacturers and cell suppliers, which have historically enabled us to increase our purchase volumes and qualify for volume-based discounts. The strength of these relationships, together with ongoing supplier negotiations and purchasing strategies, have supported our efforts to manage supply-related costs associated with inflation, currency fluctuations, and U.S. government tariffs imposed on our imports, as well as to mitigate potential shipment delays. We aim to maintain an appropriate level of inventory to satisfy our expected supply requirements. While we believe we could locate suitable alternative third-party manufacturers to fulfill our requirements if needed, transitioning suppliers could require time and result in additional costs.

Our third-party manufacturers source the raw materials and battery components required for the production of our batteries directly from third-party suppliers that meet our approval and quality standards. Accordingly, pricing for certain raw materials and components is influenced by market conditions and supplier negotiations. We estimate that raw material costs account for over half of our cost of goods sold. Lithium, which is extracted from mined ore, is a key raw material used to produce our battery cells and fluctuations in lithium pricing can affect our battery cell costs. From time to time, changes in raw material availability may influence pricing dynamics or sourcing strategies. Certain of our battery cell manufacturers have factories outside of Asia and have secured sourcing contracts from lithium suppliers in South America and Australia. In addition, we have a secondary source for lithium iron phosphate cells from a supplier in Europe, providing additional geographic diversification and sourcing flexibility.

Industry initiatives to expand lithium production capacity and lithium cell recycling may affect long-term supply dynamics. For example, there is an industry push to provide more efficient ways to extract lithium from mined ore. Another development of the past few years is lithium cell recycling, which recaptures raw lithium from the cell for reuse in future cells. However, notwithstanding efforts to improve the sustainability and efficiency of lithium mining, the price of lithium remains subject to market volatility. We continue to monitor developments that may affect our supply chain.

Management expects that products sourced from our Asian third-party manufacturers may be subject to additional tariffs in 2026. We intend to mitigate the potential impact on margins through a combination of supplier negotiations, selective customer price adjustments, ongoing cost optimization initiatives, and the development of lower-cost product configurations designed to improve manufacturing efficiency and overall unit economics as sales volumes increase. The effectiveness of these measures will depend on market conditions, sales volume, product mix, and future tariff developments.

For additional information regarding supply chain risks, see the section titled “Risk Factors—Our results of operations could be adversely affected by changes in the cost and availability of raw materials our reliance on third-party manufacturers and suppliers” and “—Increases in costs, disruption of supply, or shortage of any of our battery components such as electronic and mechanical parts could harm our business.”

Product and Customer Mix

As of December 31, 2025, we sell 14 models of LiFEPO4 batteries, the Aura 600, and various individual or bundled accessories for battery systems. Our products are sold to dealers, wholesalers, private-label customers, and OEMs at differing prices and with varying cost structures. The average selling price and costs of goods sold for a particular product will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs, which may affect pricing and gross margins. Accessory and OEM sales typically have lower average selling prices and resulting margins relative to other distribution channels. As a result, shifts in customer mix could decrease our margins and negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes and broader customer penetration typically has, and may continue to, offset the impact of lower-margin product and customer mix. The relative margins of products sold also impact our results of operations. As we introduce new products, we may see a change in product and sales channel mix, which could result in period-to-period fluctuations in our overall gross margin.

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

Research and Development

We continue to invest in research and development to enhance the performance, reliability, and integration capabilities of our LiFePO4 battery systems. Our R&D efforts focus on battery management systems, thermal management, product durability, system integration, and application-specific configurations for the RV, marine, industrial, and specialty vehicle markets.

As electrification trends evolve across mobile and stationary applications, customer requirements continue to develop, including demand for improved energy density, communication protocols, remote monitoring capabilities, and system-level integration. Our development initiatives are intended to address these evolving requirements and support competitiveness within our core markets.

We also evaluate emerging technologies and broader industry developments that may influence future product design, including advancements in cell chemistry, system architecture, and energy management software. Artificial intelligence (“AI”) and data-driven analytics are increasingly being incorporated into energy management, predictive maintenance, and supply chain optimization across the battery industry. While AI is not currently a primary driver of our product offerings, we monitor developments in this area and assess potential applications that may enhance system diagnostics, performance monitoring, and operational efficiency over time.

Our research and development spending may fluctuate depending on product development cycles, customer requirements, and broader market conditions.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits, legal and professional fees, and sales and marketing costs. Other significant costs include research and development, software and information technology, insurance, and facility and related costs.

Interest and Other Income, net

Interest expense consists of interest costs on loans with interest rates ranging from 3.75% to 10.0% and amortization of convertible note costs. The amortized convertible note costs were $0 and $667,000 for the years ended December 31, 2025 and 2024, respectively.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions, which require recognition of the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. We have concluded there were no material unrecognized tax benefits as of December 31, 2025 or December 31, 2024.

Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our balance sheet at December 31, 2025 or December 31, 2024, and did not recognize any interest or penalties in our statement of operations for the years ended December 31, 2025 or 2024, since there are no material unrecognized tax benefits. We do not expect any material change to the amount of unrecognized tax benefits to occur within the next 12 months.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Use of Non-GAAP Financial Measures

We disclose financial measures calculated and presented in accordance with the generally accepted accounting principles in the United States (“GAAP”); however, we provide certain financial information on a non-GAAP basis (“non-GAAP financial measures”). We provide non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance, which consist of adjusted cost of sales. We believe evaluating certain financial and operating measures on an adjusted basis is important as it excludes costs that are not indicative of our core results of operations and are largely outside of our control. However, our non-GAAP financial measures are not intended to represent and should not be considered more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with GAAP.

We calculate our adjusted cost of sales non-GAAP financial measures for current period financial information by excluding the effect of an adjustment related to obsolete inventory. The information presented on an adjusted cost of sales basis, as we present such information, may not necessarily be comparable to similarly-titled information presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies.

Results of Operations

Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

The following table sets forth certain operational data as a percentage of sales:

	Years Ended December 31,
	2025		2024
	$	% of Net sales	$	% of Net sales
Net sales	$9,651,870	100.0%	$5,624,939	100.0%
Cost of sales	8,314,472	86.1	4,469,711	79.5
Gross profit	1,337,398	13.9	1,155,228	20.5
Selling, general, and administrative expenses	12,040,903	124.8	7,909,219	140.6
Loss from operations	(10,703,505)	(110.9)	(6,753,991)	(120.1)
Other (income) / expense - net	(4,468,468)	(46.3)	6,727,032	119.6
Loss before income taxes	(6,235,037)	(64.6)	(13,481,023)	(239.7)
Net loss	(6,235,187)	(64.6)	(13,479,475)	(239.6)

Net Sales

Net sales for the year ended December 31, 2025 increased by $4.0 million, or 71.6%, compared to the year ended December 31, 2024. Sales were $9.7 million for the year ended December 31, 2025 and $5.6 million for the year ended December 31, 2024. The year-over-year increase reflects expansion of our customer base, increased sales to key customers, and broader adoption of our LiFePO4 battery platforms across distribution and OEM channels.

Cost of Sales

Cost of sales for the year ended December 31, 2025 increased by $3.8 million, or 86.0%, compared to the year ended December 31, 2024. Cost of sales were $8.3 million for the year ended December 31, 2025 and $4.5 million for the year ended December 31, 2024. Cost of sales as a percentage of sales increased by 6.7 percentage points in 2025, to 86.1% compared to 79.5% in 2024.

Cost of sales for the year ended December 31, 2025 includes a one-time $0.9 million adjustment related to obsolete inventory. Excluding this adjustment, which management believes is not indicative of ongoing operating performance, cost of sales for the year ended December 31, 2025 would have increased by $2.9 million, or 65.8%, compared to the year ended December 31, 2024, and cost of sales as a percentage of sales would have decreased by 2.7 percentage points in 2025, to 76.8% compared to 79.5% in 2024.

The improvement in pre-adjustment cost of sales reflects favorable product mix, including increased sales of higher-margin battery models, as well as a greater proportion of direct-to-consumer sales through our website, while the increase in adjusted cost of sales is primarily due to the adjustment for inventory identified as obsolete or overvalued.

Gross Profit

Our gross profit for the year ended December 31, 2025 increased by $0.2 million, or 15.8%, compared to the year ended December 31, 2024. Gross profit was $1.3 million for the year ended December 31, 2025 and $1.2 million for the year ended December 31, 2024. Gross profit as a percentage of sales decreased by 6.7% for the year ended December 31, 2025, to 13.9% compared to 20.5% for the year ended December 31, 2024. For the year ended December 31, 2025, a significant increase in net sales was somewhat offset by an increase in cost of sales, which includes a one-time adjustment for obsolete inventory, resulting in a decrease in the gross profit margin. Gross profit for the year ended December 31, 2025 prior to the adjustment would have been $2.2 million, and as a percent of sales, would have increased by 2.7 percentage points, to 23.2%, primarily due to a more favorable product mix and an increase in direct-to-consume sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended December 31, 2025 increased by $4.1 million, or 52.2%, compared to the year ended December 31, 2024. Selling, general, and administrative expenses were $12.0 million for the year ended December 31, 2025 and $7.9 million for the year ended December 31, 2024. The increase in selling, general, and administrative expenses was primarily due to increases in salaries and benefits, including executive severance and performance-related bonuses, increased stock-based compensation expense associated with the grant of options and RSUs to executives, directors, and non-executive employees, and increases in legal and professional fees. Selling, general, and administrative expenses as a percentage of net sales decreased to 124.8% in the year ended December 31, 2025 from 140.6% in the year ended December 31, 2024, reflecting a partial operating leverage resulting from higher revenue, despite increased personnel and professional expenses.

Presented in the table below is the composition of selling, general and administrative expenses:

	Years Ended December 31,
	2025	2024
Salaries and benefits	$6,417,659	$3,260,866
Legal and professional	2,736,199	1,584,589
Sales and marketing	1,001,730	926,430
Research and development	558,882	295,292
Software, fees, tech support	290,023	274,780
Insurance	273,702	263,930
Rents, maintenance, utilities	233,843	449,997
Travel expenses	199,583	137,298
Depreciation	105,616	155,315
Office Supplies	24,144	23,876
Other	199,522	536,846
Total	$12,040,903	$7,909,219

Other (Income) / Expense

Other income and expense for the year ended December 31, 2025 was income of $4.5 million and for the year ended December 31, 2024 was expense of $6.7 million. Other income for the year ended December 31, 2025 was mainly due to the reversal of the previously-recognized $4.5 million suspended liability expense associated with the Reverse Stock Split cash true-up provision contained in the Series A Warrants issued in the August 2024 offering. The reversal resulted from the repricing of the warrants in August 2025, as further described in “Note 7, Equity and Debt Financings—Convertible Note Financing.” Other income also included approximately $16,000 in interest income. These amounts were partially offset by $20,000 interest expense and $13,000 loss on sale of property and equipment. Other expense for the year ended December 31, 2024 was made up of $5.0 million in suspended liability expense associated with the Reverse Stock Split cash true-up payment provision in the Series A Warrants, as well as approximately $977,000 in interest expense and $709,000 in settlement expense.

Net Loss

Our net loss for the years ended December 31, 2025 and 2024 was $6.2 million and $13.5 million, respectively. The reduction in the net loss for the year ended December 31, 2025 reflects increased net sales, improved gross margins on inventory sold, notwithstanding the one-time adjustment for obsolete inventory, and the absence of the prior-year warrant-related expense, partially offset by higher selling, general, and administrative expenses. The net loss in the year ended December 31, 2024 was primarily the result of the $5.0 million in suspended liability expense due to the Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering, as well as increased interest associated with the 3i Note (as defined in “Note 7, Equity and Debt Financings”) and increased settlement expense.

Liquidity and Capital Resources

Overview

Our operations have been financed primarily through net proceeds from sales of equity securities and issuances of third-party debt and working capital loans. As of December 31, 2025 and 2024, our current assets exceeded current liabilities by $6.0 million and $2.0 million, respectively, and we had cash and cash equivalents of $3.0 million and $0.5 million, respectively.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest, and principal payments on our debt.

As of December 31, 2025, our short-term liquidity requirements included (a) principal debt payments totaling approximately $31,000, (b) lease obligation payments of approximately $337,000, including imputed interest, and (c) $0.6 million in accrued expenses, accounts payable, and other current liabilities.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenue and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish our long-term business plans over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us. For the years ended December 31, 2025 and 2024, we sustained recurring losses and negative cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements for the year ended December 31, 2025 are issued. However, management is working to address its cash flow challenges, including by raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses. For additional information regarding risks associated with our ability to continue as a going concern, please see the risk factor titled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Item 1A, “Risk Factors” of this Annual Report.

Financing Obligations

As of December 31, 2025, our long-term debt totaled $197,000, comprised of $139,000 outstanding under a COVID-19 Economic Injury Disaster Loan and $58,000 outstanding under vehicle financing arrangements. In August 2025, we repaid an equipment loan with an interest rate of 5.8%. In January 2024, we repaid $62,500 in principal on a stockholder promissory note with an interest rate of 10.0%, and in August 2024, we repaid two shareholder loans with principal of $500,000 and $200,000, respectively, both with interest rates of 10.0%. In February and March 2024, we sold three vehicles including repayment of the related vehicle loans with interest rates of 5.5%-5.9% in the total amount of approximately $88,000, which included principal and interest. In August 2024, we repaid a short-term convertible note for a total of $2.7 million including principal, interest, and fees. This represents reduction of debt by $3.0 million and additional reduction in lease liability of $2.3 million in 2024 and 2025, an overall improvement to our liquidity over the past two years.

Vehicle Financing Arrangements

As of December 31, 2025, the Company has three notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line of up to $300,000 to be used to finance vehicle purchases, which was increased to $350,000 in April 2023, renewed in April 2024 and April 2025 for the same amount, and expires in April 2026, which we plan to renew again for the same amount. The notes are payable in aggregate monthly installments of approximately $2,560, including interest at rates ranging from 6.1% to 7.3% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles. See “Note 5, Long-Term Debt.”

Operating Lease Liabilities

Our estimated future obligations consist of total operating lease liabilities. As of December 31, 2025, we had $710,000 in total operating lease liabilities, including the current portion.

Other Indebtedness

As of December 31, 2025, our long-term debt totaled $197,000, including the current portion, which consists of $31,000.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(6,149,263)	$(9,562,545)
Net cash provided by investing activities	$4,250	$113,408
Net cash provided by financing activities	$8,566,544	$6,064,004

Cash flows used in operating activities

Our largest source of operating cash is cash collected from sales of our products. Our primary uses of cash for operating activities include purchases of inventory, as well as selling, general, and administrative expenses including salaries and benefits, legal and professional fees, and sales and marketing expenses. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from sales of our common stock.

We generated negative cash flows from operating activities of $6.1 million for the year ended December 31, 2025, compared to negative cash flows of $9.6 million for the corresponding period in 2024. The decrease in cash used in operating activities was primarily attributable to lower net losses and favorable changes in working capital during 2025. Factors affecting operating cash flows during the periods included:

●	For the year ended December 31, 2025, our net loss of $6.2 million adjusted for several non-cash items, including stock-based compensation of $1.2 million, issuance of common stock in exchange for services of $490,000, depreciation of $117,000, non-cash expense related to asset disposals of $21,000, and loss on sale of property and equipment of $13,000. These adjustments also reflect the impact of a decrease in the suspended liability associated with the cash true-up payments related to the Reverse Stock Split provision in the Series A Warrants. For the year ended December 31, 2024, our net loss of $13.5 million included several non-cash items, including approximately $5.0 million in suspended liability expense due to the Reverse Stock Split cash true-up payment provision in the Series A Warrants we sold in the August 2024 Public Offering, amortization of convertible note costs of approximately $667,000, stock-based compensation of $617,000, stock-based settlement of $209,000, and depreciation of $174,000.

●	Cash provided by a decrease in inventory for the year ended December 31, 2025 was $2.0 million, and cash used by an increase in inventory for the year ended December 31, 2024 was $1.0 million, while cash provided by a decrease in prepaid inventory for the year ended December 31, 2025 was $1.3 million, and cash used by an increase in prepaid inventory for the year ended December 31, 2024 was $1.4 million. These changes primarily reflect the timing of significant inventory purchases and advance payments to suppliers. Turnaround time for receiving inventory from foreign sources can take up to 120 days, with prepayments required.

●	Cash provided by / (used in) other operating activities such as changes in accounts receivable and accounts payable primarily reflect normal timing differences in customer collections and vendor payments and were not significant drivers of operating cash flows during the periods presented.

Cash flows provided by investing activities

Cash provided by investing activities was $4,000 for the year ended December 31, 2025 and was related to selling some small vehicles.

Cash used for capital purchases of property and equipment for quality assurance and leasehold improvements to our testing lab totaled $19,000 during the year ended December 31, 2024. This was offset by net proceeds of $133,000 received for the sale and disposal of property and equipment during the year ended December 31, 2024, which included property and equipment and leasehold improvements related to the warehouse lease terminated in September 2024, as well as the sale of three vehicles.

Cash flows provided by financing activities

Cash provided by financing activities was $8.6 million for the year ended December 31, 2025. During that year, we had net proceeds from exercise of warrants totaling $5.7 million, net proceeds from the issuance of common stock totaling $2.9 million, offset by principal payments on long-term debt totaling $33,000.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using first-in, first-out method. Net realizable value represents the estimated selling price in the ordinary course of business less reasonably predictable costs of sales.

Although our products have long shelf lives when stored properly, inventory may become obsolete due to technological changes, product redesigns, or shifts in consumer demand. Management regularly evaluates inventory quantities on hand relative to forecasted demand, product life cycles, and market conditions, and records adjustments to the valuation of inventory using the allowance method when necessary.

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

We recognize operating lease assets and lease liabilities in the balance sheet on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by an option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, our incremental borrowing rate.

See “Note 8, Commitments and Contingencies,” to our financial statements within this Annual Report for additional information, including more details of our accounting policy elections and disclosures and remaining minimum operating lease commitments.

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

Warrants

Warrants are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 7, Equity and Debt Financings” and “Note 9, Stockholders’ Equity” in our accompanying financial statements for information on the warrants. Changes in assumptions used to estimate fair value could occur from stock pricing volatility depending on our performance and our position in the industry and changes in market interest rates which can result in materially different results.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of options, volatility of our stock price, risk-free interest rates, future dividend yields and estimated forfeitures at the initial grant date. Restricted stock unit awards are valued based on the closing trading price of our common stock on the date of grant. Changes to these assumptions or estimates could result in significant changes in the valuations.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and results of operations. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recorded in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

See “Note 11, Income Taxes” to our financial statements within this Annual Report for further information on our income taxes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, for our Company. Consequently, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level as of December 31, 2025.

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

In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

During the three months ended December 31, 2025, none of our directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, or the Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website at www.investors.expion360.com in the “Corporate Governance” section of the “Investor Relations” page. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on the website into this Annual Report.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed as an exhibit to this Annual Report.

The remaining information required by this item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders (the “2026 Proxy Statement"), to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, effective as of November 4, 2021	S-1	3.1	3/31/2022
3.2	Certificate of Amendment of Articles of Incorporation, effective as of October 8, 2024	8-K	3.1	10/7/2024
3.3	Amended and Restated Bylaws of the Company, dated August 21, 2024	8-K	3.1	8/27/2024
4.1	Form of the Company’s Common Stock Certificate	S-1	4.1	3/31/2022
4.2	Form of Representative’s Warrant Agreement	S-1	4.4	3/31/2022
4.3	Form of Senior Secured Promissory Note issued to bridge loan investors	S-1	4.5	3/31/2022
4.4	Description of Capital Stock	-	-	-
4.5	March 2022 Form of Common Stock Warrant	S-1	10.1	3/31/2022
4.6	March 2023 Form of Warrant with an Exercise Price of $2.90	10-K	10.15	3/30/2023
4.7	March 2023 Form of Warrant with an Exercise Price of $3.32	10-K	10.16	3/30/2023
4.8	December 2023 Form of Convertible Note	8-K	4.1	12/29/2023
4.9	August 2024 Form of Pre-Funded Warrant	8-K	4.1	8/9/2024
4.10	August 2024 Form of Series A Warrant	8-K	4.2	8/9/2024
4.11	August 2024 Form of Series B Warrant	8-K	4.3	8/9/2024
4.12*	October 2025 Form of Pre-Funded Warrant	8-K	4.1	10/17/2025
4.13*	October 2025 Form of Common Warrant	8-K	4.2	10/17/2025
4.14	January 2025 Form of Pre-Funded Warrant	8-K	4.1	1/3/2025
4.15	January 2025 Form of Common Warrant	8-K	4.2	1/3/2025
10.1†	Non-Employee Director Compensation Policy, effective October 16, 2025	10-Q	10.6	11/13/2025
10.2†	Expion360 Inc. 2021 Incentive Award Plan	S-1	10.2	3/31/2022
10.3†	Amendment to Expion360 Inc. 2021 Incentive Award Plan	10-K	10.3	3/28/2024
10.4†	Expion360 Inc. 2021 Employee Stock Purchase Plan	S-1	10.3	3/31/2022
10.5	Commercial Lease of premises at 2025 SW Deerhound Avenue Redmond, OR	S-1	10.8	3/31/2022
10.6*	Underwriting Agreement, dated August 7, 2024, between Expion360 Inc. and Aegis Capital Corp.	8-K	1.1	8/9/2024
10.7*	At-The-Market Issuance Sales Agreement, dated December 12, 2025, by and between Expion360 Inc. and Aegis Capital Corp.	8-K	10.1	12/15/2025
10.8†	Employment Agreement, between Carson Heagen and Expion360 Inc., dated April 1, 2025	10-Q	10.1	5/15/2025

10.9†	Amended and Restated Employment Agreement, by and between the Company and Shawna Bowin, effective September 3, 2025	10-Q	10.1	11/13/2025
10.10*	Form of Securities Purchase Agreement, dated as of January 2, 2025, by and among the Company and the purchasers on the signature pages thereto	8-K	10.1	1/3/2025
10.11*	Form of Registration Rights Agreement, dated as of January 2, 2025, by and among the Company and the purchasers on the signature pages thereto	8-K	10.2	1/3/2025
10.12*	Form of Securities Purchase Agreement, dated October 16, 2025	8-K	10.1	10/17/2025
10.13	Severance Agreement, Consulting Agreement and General Release, by and between the Company and Brian Schaffner, dated October 16, 2025	8-K	10.2	10/17/2025
10.14	Severance Agreement and General Release, by and between the Company and Paul Shoun, dated October 16, 2025	8-K	10.3	10/17/2025
10.15*†	Employment Agreement, by and between the Company and Joseph Hammer, October 16, 2025	8-K	10.4	10/17/2025
10.16†	Form of Indemnification Agreement	-	-	-
21.1	Subsidiaries of the Company	10-K	21.1	3/28/2024
19.1	Expion360 Inc. Insider Trading Policy	-	-	-
23.1	Consent of M&K CPAS PLLC	-	-	-
24.1	Power of Attorney (reference is made to the signature page hereto)	-	-	-
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-
97.1	Expion360 Inc. Executive Compensation Clawback Policy	10-K	97.1	3/28/2024
101.INS	XBRL Instance Document.	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).	-	-	-

 †        Indicates a management contract or compensatory plan or arrangement.

#	The certification shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.
*	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant agrees to furnish a copy of all omitted schedules (or similar attachments) to the Commission upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Expion360 Inc.

		By:	/s/ Joseph Hammer
Joseph Hammer
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	March 16, 2026

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Joseph Hammer and Shawna Bowin, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Hammer	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2026
Joseph Hammer

/s/ Shawna Bowin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
Shawna Bowin

/s/ Scott Burell	Director	March 16, 2026
Scott Burell

/s/ George Lefevre	Director	March 16, 2026
George Lefevre

/s/ Tien Q. Nguyen	Director	March 16, 2026
Tien Q. Nguyen

/s/ Brian Schaffner	Director	March 16, 2026
Brian Schaffner

/s/ Steven M. Shum	Director	March 16, 2026
Steven M. Shum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Expion360, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Expion360, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and negative cash flows from operations, and has a net capital deficiency, each of which are factors that raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these challenges are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to factors such as the net loss for the year, negative cash flows from operations, and the net capital deficiency, the Company evaluated the need to include a going concern qualification in the financial statements. See discussion in Note 2.

Auditing management’s determination regarding the inclusion of a going concern qualification requires significant judgement given the fact that the Company uses management estimates of future revenues and expenses, as well as assumptions about future fundraising activity, which are not able to be substantiated.

To evaluate the appropriateness of the going concern qualification, we examined and evaluated the financial information, including management’s plans to mitigate the going concern qualification, and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

The Woodlands, TX

March 16, 2026

Expion360 Inc.

Balance Sheets

	As of December 31, 2025	As of December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$2,969,096	$547,565
Accounts receivable, net	718,964	613,022
Inventory	2,858,780	4,831,461
Prepaid/in-transit inventory	318,440	1,612,686
Prepaid expenses and other current assets	179,645	236,461
Total current assets	7,044,925	7,841,195

Property and equipment	807,083	914,081
Accumulated depreciation	(478,861)	(430,191)
Property and equipment, net	328,222	483,890

Other Assets
Operating leases – right-of-use asset	666,199	754,832
Deposits	32,016	27,471
Total other assets	698,215	782,303
Total assets	$8,071,362	$9,107,388

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$403,792	$338,091
Customer deposits	2,978	48,474
Accrued expenses and other current liabilities	221,863	187,464
Current portion of operating lease liability	337,246	256,153
Current portion of long-term debt	31,058	31,758
Suspended liability	—	4,985,948
Total current liabilities	996,937	5,847,888

Long-term debt, net of current portion and discount	166,187	198,412
Operating lease liability, net of current portion	372,478	542,764
Total liabilities	$1,535,602	$6,589,064

Stockholders’ equity
Preferred stock, par value $.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.001; 200,000,000 shares authorized; 9,781,739 and 2,096,082 issued and outstanding as of December 31, 2025 and 2024, respectively	9,782	2,096
Additional paid-in capital	47,336,405	37,091,468
Accumulated deficit	(40,810,427)	(34,575,240)
Total stockholders’ equity	6,535,760	2,518,324
Total liabilities and stockholders’ equity	$8,071,362	$9,107,388

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Operations

	For the Years Ended December 31,
	2025	2024
Net sales	$9,651,870	$5,624,939
Cost of sales	8,314,472	4,469,711
Gross profit	1,337,398	1,155,228
Selling, general and administrative	12,040,903	7,909,219
Loss from operations	(10,703,505)	(6,753,991)

Other (income) / expense
Interest income	(16,147)	(86,121)
Interest expense	20,226	976,618
Loss on sale of property and equipment	13,353	146,760
Settlement expense	—	709,900
Suspended liability expense / (income)	(4,485,948)	4,985,948
Other (income) / expense	48	(6,073)
Total other (income) / expense	(4,468,468)	6,727,032
Loss before taxes	(6,235,037)	(13,481,023)

Tax (income) / expense	150	(1,548)
Net loss	$(6,235,187)	$(13,479,475)

Net loss per share (basic and diluted)	$(1.13)	$(21.03)
Weighted-average number of common shares outstanding	5,511,875	641,011

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	69,230	$69	$26,445,378	$(21,095,765)	$5,349,682
Stock issued for ELOC	4,336	4	828,487	—	828,491
Proceeds received from cashless exercise of warrants	16	—	(4)	—	(4)
Proceeds received from cash exercise of warrants	—	—	26	—	26
Stock issued for interest payment	414	—	90,839	—	90,839
Issuance of stock options	—	—	464,328	—	464,328
Issuance of RSUs	—	—	141,417	—	141,417
Settlement of vested RSUs	525	—	46,889	—	46,889
Settlement of commitment shares	635	1	(1)	—	—
Stock issued as a result of litigation settlement	1,000	1	208,999	—	209,000
Issuance of shares and pre-funded warrants, net of issuance costs	500,000	500	8,681,190	—	8,681,690
Proceeds from exercise of Series A warrants	14,900	15	77,555	—	77,570
Proceeds from exercise of Series B warrants	1,294,367	1,296	106,575	—	107,871
Shares issued for true-up upon completion of Reverse Stock Split	210,659	210	(210)	—	—
Net loss	—	—	—	(13,479,475)	(13,479,475)
Balance at December 31, 2024	2,096,082	$2,096	$37,091,468	$(34,575,240)	$2,518,324
Proceeds received from cash exercise of Series A warrants	4,384,749	4,386	4,927,430	—	4,931,816
Proceeds received from cash exercise of Series B warrants	85,252	85	8,440	—	8,525
Proceeds received from cash exercise of January 2025 warrants	599,193	599	784,344	—	784,943
Issuance of shares and pre-funded warrants, net of issuance cost	1,661,463	1,661	2,872,524	—	2,874,185
Issuance of stock options	—	—	482,804	—	482,804
Issuance and settlement of RSUs	505,000	505	680,345	—	680,850
Issuance of shares in exchange for services	450,000	450	489,050	—	489,500
Net loss	—	—	—	(6,235,187)	(6,235,187)
Balance at December 31, 2025	9,781,739	$9,782	$47,336,405	$(40,810,427)	$6,535,760

The accompanying notes are an integral part of these financial statements.

Expion360 Inc.
Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities

Net loss	$(6,235,187)	$(13,479,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	116,645	173,973
Amortization of convertible note costs	—	667,144
Loss on sale of property and equipment	13,353	146,760
Stock-based settlement	—	209,000
Stock-based compensation	1,163,654	616,632
Issuance of common stock in exchange for services	489,500	—
Non-cash expense in exchange for asset disposal	21,420	—
(Increase) / Decrease in inventory valuation	903,717	—
Decrease in right-of-use assets and lease liabilities	—	(67,778)
Increase / (Decrease) in suspended liability	(4,485,948)	4,985,948

Changes in operating assets and liabilities:
Increase in accounts receivable	(105,942)	(458,087)
(Increase) / Decrease in inventory	1,068,964	(1,006,071)
(Increase) / Decrease in prepaid/in-transit inventory	1,294,246	(1,448,738)
(Increase) / Decrease in prepaid expenses and other current assets	56,816	(47,043)
(Increase) / Decrease in deposits	(4,545)	31,425
Increase in accounts payable	65,701	51,106
Increase / (Decrease) in customer deposits	(45,496)	31,051
Increase in accrued expenses and other current liabilities	34,399	21,819
Increase / (Decrease) in right-of-use assets and lease liabilities	(560)	9,789
Decrease in suspended liability	(500,000)	—
Net cash used in operating activities	(6,149,263)	(9,562,545)

Cash flows from investing activities
Purchases of property and equipment	—	(19,203)
Net proceeds from sale of property and equipment	4,250	132,611
Net cash provided by investing activities	4,250	113,408

Cash flows from financing activities
Principal payments on convertible note	—	(2,750,000)
Principal payments on long-term debt	(32,925)	(119,111)
Principal payments on stockholder promissory notes	—	(762,500)
Net proceeds from exercise of warrants	5,725,284	185,434
Net proceeds from issuance of common stock	2,874,185	9,510,181
Net cash provided by financing activities	8,566,544	6,064,004

Net change in cash and cash equivalents	2,421,531	(3,385,133)
Cash and cash equivalents, beginning	547,565	3,932,698
Cash and cash equivalents, ending	$2,969,096	$547,565

 Expion360 Inc.

Statements of Cash Flows - Continued

	For the Years Ended December 31,
Supplemental disclosure of cash flow information:	2025	2024
Cash paid for interest	$20,894	$220,714
Cash paid / (received) for franchise taxes	$150	$(258)

Non-cash financing activities:
Acquisition/modification of operating lease right-of-use asset and lease liability	$198,216	$—
Issuance of common stock for payment on accrued interest	$—	$90,839
Issuance of common stock for payment on accrued compensation	$—	$36,029

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Expion360 Inc. (the “Company”) was incorporated in the State of Nevada in November 2021. Effective November 1, 2021, the Company converted to a C corporation. The Company was originally formed as a limited liability company in the State of Oregon in June 2016.

The Company designs, assembles, manufactures, and sells lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine, and industrial applications. The Company’s lithium battery solutions incorporate innovative concepts and have been designed to include some of the most dense and minimal-footprint batteries in the RV and marine industries. The Company’s customers consist of dealers, wholesalers, private-label customers, and original equipment manufacturers (“OEMs”) who then sell its products to end consumers. The Company currently operates in one reportable business segment, Energy Storage (ES).

2.    Summary of Significant Accounting Policies

Basis of Presentation

The audited financial statements and accompanying notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The Company’s activities are subject to significant risks and uncertainties, including that it may be unable to secure additional funding before it achieves profitability or positive cash flow from operations. The Company expects to continue to incur operating losses for the foreseeable future, and will need to raise additional debt or equity financing to fund working capital, purchase inventory, expand its presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish its long-term business plan. There can be no assurance that additional financing will be available on acceptable terms or at all.

Historically, the Company’s operations have been funded through a combination of sales of equity securities, and issuances of third party debt and working capital loans. As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations and has a significant negative stockholders’ equity balance. The Company incurred net losses of $6.2 million and $13.5 million for the years ended December 31, 2025 and 2024, respectively. The Company had negative flows from operating activities of $6.1 million and $9.6 million for the years ended December 31, 2025 and 2024, respectively. In addition, the Company had accumulated deficits of $40.8 million and $34.6 million as of December 31, 2025 and 2024, respectively. The Company has never achieved profitability or positive cash flows from operations, and may not be able to do so for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2025 are issued. However, management is working to address its operational and liquidity challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include the carrying value of inventory, the depreciable lives of fixed assets, operating lease assets and liabilities, and stock-based compensation and warrant valuation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, existing and known circumstances, authoritative accounting guidance, and other factors management believes to be reasonable and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements. Actual results could differ from these estimates, which may result in material effects on the Company’s financial condition, results of operations and liquidity. To the extent there are differences between these estimates and actual results, the Company’s financial statements may be materially impacted.

Inventory

Inventory is stated at the lower of cost (first in, first out) or net realizable value and consists of batteries and accessories, resale items, components, and related landing costs. As of December 31, 2025 and 2024, the Company had inventory that consisted of finished assemblies totaling $2,269,267 and $4,077,013, respectively, and raw materials (inventory components, parts, and packaging) totaling $589,513 and $754,448, respectively. The valuation of inventory includes fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. In 2025, the Company wrote off and wrote down $919,730 in obsolete inventory. A portion of the obsolete inventory was sold for scrap or recycled, and a portion has been retained to use in marketing promotions and was either written down to its estimated net realizable value or written off completely. The value of obsolete inventory that remains on the Balance Sheet as of December 31, 2025 is $547,294.

The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $318,440 and $1,612,686 at December 31, 2025 and 2024, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the years ended December 31, 2025 and 2024, approximately 55% and 82%, respectively, of inventory purchases were made from foreign suppliers in Asia. Any adverse change in either the economic or political conditions abroad could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect the Company’s results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Europe, enabling the Company to source materials outside of Asia in the event it becomes necessary to do so.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents balances. As of December 31, 2025, the Company had investment accounts with a balance of $1,516,145 that was invested in U.S. treasury securities.

Revenue Recognition

The Company’s revenue is generated from the sale of products consisting primarily of batteries and accessories. The Company recognizes revenue when control of goods is transferred to its customers in an amount that reflects the consideration it is expected to be entitled to in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) are satisfied. Revenue is recognized upon shipment or delivery to the customer, as that is when the customer obtains control of the promised goods and the Company’s performance obligation is considered satisfied. As such, accounts receivable is recorded at the time of shipment or will call, when the Company’s right to the consideration becomes unconditional and the Company determines there are no uncertainties regarding payment terms or transfer of control.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts is recorded to reduce accounts receivable to the estimated amount that will be collected. The allowance is based upon management’s review of the accounts receivable aging and specific identification of potentially uncollectible balances. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. There were no allowances for doubtful accounts as of December 31, 2025 or December 31, 2024, as management believed all outstanding amounts to be fully collectible.

Concentration of Major Customers

A customer is considered a major customer when net revenue attributable to the customer exceeds 10% of total revenue for the period or the outstanding accounts receivable balance exceeds 10% of total accounts receivable balances.

During the year ended December 31, 2025, sales to four customers totaled $5,795,965, or approximately 60% of our total sales, and represented 69% of our outstanding accounts receivable at December 31, 2025. During the year ended December 31, 2024, sales to one customer totaled $726,292, or approximately 14% of our total sales and represented approximately 6% of our outstanding accounts receivable at December 31, 2024. Four other customers had accounts receivable balances totaling $339,111, representing 60% of total accounts receivable as of December 31, 2024. Sales to each of our other customers did not exceed 10% during the respective periods.

Customer Deposits

As of December 31, 2025 and 2024, the Company had customer deposits totaling $2,978 and $48,474, respectively.

Leases

Contractual arrangements that meet the definition of a lease are classified as an operating lease or finance lease at inception. The Company does not have any finance leases.

Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Balance Sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate (“IBR”) applicable to the lease asset. As the implicit rates for the Company's operating leases are generally not determinable, the Company uses an IBR based on the information available at the respective lease commencement dates to determine the present value of future payments. IBR represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located.

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

The Company accounts for lease and non-lease components as a single lease component for all of its leases.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the years ended December 31, 2025 or 2024.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded products carry warranties ranging from one year to up to twelve years from the date of sale, depending on the specific product. The Company determines its estimated liability for warranty claims based on the Company’s experience with respect to the number and value of warranty claims actually made. Historically, there have been very few claims and the costs associated with those claims have been nominal. Accordingly, management estimated no liabilities associated with warranty claims as of December 31. 2025 and 2024.

Liability for Refunds

The Company does not have a formal return policy but does accept returns under its warranty policies. Returns have historically been minimal. Revenue is recorded net of returns. Any returns of discontinued product are not added back to inventory and therefore related costs are nominal and not recorded as an asset. No refund liability was recognized in the years ended December 31, 2025 and 2024.

Shipping and Handling Costs

Shipping and handling fees billed to customers totaled $49,386 and $99,201 for the years ended December 31, 2025 and 2024, respectively, and are included in net sales on the Statement of Operations. Shipping and handling costs for shipping product to customers totaled $357,484 and $260,946 for the years ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expense on the Statements of Operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense totaled $1,001,730 and $926,430 for the years ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expense on the Statements of Operations.

Research and Development

Research and development activities primarily consist of product design and engineering, battery cell evaluation and testing, prototype development, performance validation, certification and compliance testing, and enhancements to existing battery systems and related technologies. Research and development costs are expensed as incurred. Research and development costs charged to expense amounted to $558,882 and $295,292 for the years ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the Statements of Operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Level 3: Unobservable inputs are used when little or no market data is available. Determining fair value requires that we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their respective carrying values because of the short-term nature of those instruments. The fair value of long-term debt approximates their respective carrying values because the interest rate approximates market rates available to the Company for similar obligations with the same maturities.

Basic and Diluted Net Loss Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the period without consideration of potentially dilutive securities. Diluted earnings or loss per share typically adjusts the basic earnings or loss per share for the potentially dilutive impact of securities.

We calculate both the basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented without consideration of dilutive securities. The Company’s potentially dilutive securities, which primarily of outstanding warrants, options and restricted stock units (“RSUs”), were excluded in the calculation of diluted net loss per share as the result would have been anti-dilutive due to the Company's net loss position in each period presented. As a result, the Company’s basic and diluted earnings per share are equal for the respective periods.

The following shows the amounts used in computing net loss (basic and diluted) per share:

	Years Ended December 31,
	2025	2024
Net loss	$(6,235,187)	$(13,479,475)
Weighted average common shares outstanding – basic and diluted	5,511,875	641,011
Basic and diluted net loss per share	$(1.13)	$(21.03)

As of December 31, 2025 and 2024, the Company had outstanding warrants and options exercisable for, and outstanding RSUs that could be settled for, an aggregate of 1,773,624 and 5,392,395 shares of common stock, respectively.

The following table sets forth the number of shares excluded from the computation of diluted loss per share for the respective periods, as their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2025	2024
Warrants	6,639	6,889
Warrants – Series A	901,943	5,286,692
Warrants – Series B	2,132	87,384
Warrants – January 2025	449,193	—
Stock options	214,217	11,430
RSUs	55,000	—
Pre-funded warrants	144,498	—
	1,773,622	5,392,395

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation”, which requires compensation costs to be recognized at grant date fair value over the requisite service period of each of the awards. The Company recognizes forfeitures of awards as they occur.

The fair value of options is determined using the Black-Scholes option-pricing model. In order to calculate the fair value of options, certain assumptions and estimates are made with respect to variables such as the expected life of options, volatility of the stock price, risk-free interest rates, future dividend yields, and estimated forfeitures at the initial grant date. Changes to these assumptions or estimates could cause result in significant changes to the valuations.

New Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU was issued to update guidance on disclosures that should be provided in interim reporting periods. The Company already complies with the guidance in this ASU, so there will be no impact on its financial statements or disclosures.

Accounting Guidance Issued but Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” This ASU was issued to improve the disclosures about an entity’s expenses, and require certain types of expenses to be disclosed individually, and is effective for annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its financial statements or disclosures.

3.    Property and Equipment, Net

Property and equipment consist of the following:

	Years Ended December 31,
	2025	2024
Vehicles and transportation equipment	$299,015	$406,013
Manufacturing equipment	168,099	168,099
Office furniture and equipment	153,698	153,698
Warehouse equipment	72,964	72,964
Leasehold improvements	69,725	69,725
QA equipment	43,582	43,582
	807,083	914,081

Less: accumulated depreciation	(478,861)	(430,191)
Property and equipment, net	$328,222	$483,890

Depreciation expense was $116,645 and $173,973 for the years ended December 31, 2025 and 2024, respectively. There were disposals and sales of fixed assets during the years ended December 31, 2025 and 2024 resulting in net cash received of $4,250 and $132,611, respectively, and the recognition of losses of $13,353 and $146,760, respectively. The disposals in the year ended December 31, 2025 consisted of the sale of two small vehicles and the exchange of a vehicle for services rendered. The disposals in the year ended December 31, 2024 primarily related to sales of equipment and leasehold improvements arising from the termination of a lease.

4.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2025	2024

Accrued salaries and payroll liabilities	$146,407	$145,686
Commissions	49,505	30,913
Deferred income and deposit (sublease)	17,754	4,549
Franchise tax	150	150
Accrued interest	92	760
Other	7,955	5,406
Accrued expenses and other current liabilities	$221,863	$187,464

5.     Long-Term Debt

Long-term debt consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Note payable – bank. Payable in monthly installments of $332, including interest at 5.8% per annum, secured by equipment. This note was repaid in full in August 2025.	—	2,657
Note payable – credit union. Payable in monthly installments of $508, including interest at 5.45% per annum, , secured by a vehicle. This note was repaid in full in March 2024.	—	—
Note payable – SBA: The Economic Injury Disaster Loan is payable in monthly installments of $731, including interest at 3.75% per annum, matures in May 2050, and is unsecured.	138,853	143,144
Notes payable – The Company has acquired six notes payable to GM Financial for vehicles. In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The original agreement expired in April 2023 but was renewed for a commercial line up to $350,000 with prevailing GM Financial existing terms each year since. The current agreement expires in April 2026. One note was paid off when the corresponding vehicle was sold in May 2023, two notes were paid off when the corresponding vehicles were sold in February 2024, and three notes remain outstanding as of December 31, 2025. The notes are currently payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles.	58,392	84,369
Total	$197,245	$230,170
Less current portion	(31,058)	(31,758)
Long-term debt, net of unamortized debt discount and current portion	$166,187	$198,412

Future maturities of long-term debt are as follows:

Years ending December 31,
2026	$31,058
2027	30,381
2028	8,099
2029	4,002
2030	4,155
Thereafter	119,550
Total	$197,245

6.     Stockholder Promissory Notes

The Company previously issued unsecured promissory notes to certain stockholders (the “Stockholder Notes”). As of December 31, 2025 and 2024, the Company had no outstanding principal balance due pursuant to the Stockholder Notes, which were fully repaid in August 2024.

Interest paid to stockholders under the Stockholder Notes totaled $0 and $42,862 during the years ended December 31, 2025 and 2024, respectively. There was no accrued interest under the Stockholder Notes as of December 31, 2025 or 2024.

7.    Equity and Debt Financings

October 2025 Private Placement

On October 16, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with two institutional investors pursuant to which the Company agreed to sell in a private placement (the “October 2025 Private Placement”) an aggregate of (i) 613,077 shares of common stock, and (ii) a pre-funded warrant (the “October 2025 Pre-Funded Warrant”) to purchase up to 144,498 shares of common stock. The offering price per share was $1.65 and the offering price per pre-funded warrant share was $1.649.

The Company received net proceeds of approximately $1.1 million from the October 2025 Private Placement after deducting offering expenses payable by the Company. The Company used the net proceeds from the offering to pay severance obligations to certain executive officers that transitioned concurrent with the completion of the October 2025 Private Placement, and for working capital and other general corporate purposes.

The October 2025 Pre-Funded Warrant is exercisable immediately upon issuance for cash or on a cashless basis at the discretion of the holder. The exercise price of the October 2025 Pre-Funded Warrant is $0.001 per share. The number of pre-funded warrant shares that may be issuable is subject to adjustment for stock splits, recapitalizations, and reorganizations. The holder of the October 2025 Pre-Funded Warrant does not have any voting rights, but does have the right to participate in any dividends or distributions made by the Company.

The offer and sale of the securities in the October 2025 Private Placement was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

January 2025 Public Offering

In January 2025, the Company sold in a public offering (the “January 2025 Public Offering”) (i) 474,193 shares of common stock, (ii) pre-funded warrants (the “January 2025 Pre-Funded Warrants”) to purchase 574,193 shares of common stock, which were exercised immediately upon closing, and (iii) warrants to purchase 1,048,386 shares of common stock at an exercise price of $2.36 per share (the “January 2025 Warrants”). The offering price per share was $2.48 and the offering price per pre-funded warrant share was $2.479.

The Company received net proceeds of approximately $1.8 million from the January 2025 Public Offering after deducting offering expenses payable by the Company. The Company used the net proceeds from the offering to pay certain obligations under the Series A Warrants (as defined below), and for working capital and other general corporate purposes.

The January 2025 Pre-Funded Warrants are exercisable immediately upon issuance for cash or on a cashless basis at the discretion of the holder. The exercise price of the January 2025 Pre-Funded Warrants is $0.001 per share. The number of pre-funded warrant shares that may be issuable is subject to adjustment for stock splits, recapitalizations, and reorganizations. The holders of the January 2025 Pre-Funded Warrants do not have any voting rights, but do have the right to participate in any dividends or distributions made by the Company.

The fair value of the January 2025 Warrants was determined at the date of issuance using the Black-Scholes option-pricing model based on the following estimates and assumptions: a per share price of common stock on date of grant of $2.22; expected dividend yield of 0%; expected volatility of 158.64%; risk-free interest rate of 4.41%; and expected life of five years. The warrants were valued at $2.064 per share, with a total value of $2,163,869.

The offer and sale of the securities in the January 2025 Public Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023 (the “Shelf Registration Statement”). The offer and sale of the January 2025 Warrants was made pursuant to a registration statement on Form S-1 (File No. 333-284354), which the Company filed with the SEC on January 17, 2025 and was declared effective on February 11, 2025.

On August 14, 2025, the Company entered into inducement offer letter agreements with certain holders of the January 2025 Warrants, which reduced the exercise price of the January 2025 Warrants from $2.36 per share to $1.31 per share in exchange for the prompt exercise by such holders of the warrants for cash (the “Warrant Inducement”). The difference between the fair value of the warrants immediately prior to and following modification was calculated using the Black-Scholes option-pricing model and treated as a transaction cost, and resulted in $97,746 being netted against the proceeds received from the January 2025 Warrants. As a result of the Warrant Inducement, January 2025 Warrants covering an aggregate of 599,193 shares of common stock were exercised, resulting in net proceeds to the Company of approximately $0.8 million. On August 22, 2025, the Company’s board of directors took action to permanently reduce the exercise price of the January 2025 Warrants from $2.36 per share to $1.31 per share (the “Exercise Price Reduction” and, together with the Warrant Inducement, the “Warrant Adjustments”). As of December 31, 2025, January 2025 Warrants covering an aggregate of 449,193 shares of common stock remained outstanding.

Reverse Stock Split Cash True-Up Payment

On October 8, 2024, the Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, which was approved by the Company’s board of directors on September 27, 2024, following stockholder approval at the Company’s annual meeting of stockholders held on September 27, 2024 (the “2024 Annual Meeting”).

As a result of the lowest daily volume weighted average price (“VWAP”) of the common stock during the five trading days before and after the Reverse Stock Split being below the minimum threshold set forth in the Series A Warrants, a Reverse Stock Split cash true-up payment provision in the Series A Warrants was triggered (the “Cash True-up Payment”). The Cash True-Up Payment was capped at $5.0 million in the aggregate, but the payment was initially suspended in accordance with the terms of the Series A Warrants. See the section titled “—August 2024 Public Offering” for additional information.

During the year ended December 31, 2024, $14,052 of the Cash True-up Payment was relieved in connection with the exercise of certain Series A Warrants, leaving a remaining liability of $4,985,948 as of December 31, 2024.

The Company used $500,000 of the net proceeds from the January 2025 Public Offering to satisfy a portion of the Cash True-up Payment, leaving a remaining liability of $4,485,948.

On August 14, 2025, in connection with the Warrant Inducement, the Company entered into inducement offer letter agreements with certain holders of the Series A Warrants, which reduced the exercise price of the Series A Warrants from $5.206 per share to $1.31 per share in exchange for the prompt exercise by such holders of the warrants for cash. The Warrant Inducement had the effect of eliminating the Cash True-up Payment obligation pursuant to the terms of the Series A Warrants. As a result, the Cash True-up Payment liability of $4,485,948 was no longer payable, and this amount was recorded as a credit to Other income / (expense) on the Statement of Operations. As of December 31, 2025, the Cash True-up Payment liability balance was $0.

August 2024 Public Offering

On August 8, 2024, the Company issued and sold in a public offering (the “August 2024 Public Offering”) (i) 33,402,000 common units (pre-Reverse Stock Split), each consisting of one share of common stock, two Series A Warrants and one Series B Warrant (collectively, the “Common Units”), and (ii) 16,598,000 pre-funded units (pre-Reverse Stock Split), each consisting of one pre-funded warrant (the “August 2024 Pre-Funded Warrant”), two Series A Warrants, and one Series B Warrant (collectively, the “Pre-Funded Units”). The Common Units were sold at a price of $0.20 per unit and the Pre-Funded Units were sold at a price of $0.199 per unit (pre-Reverse Stock Split).

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

The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (pre-Reverse Stock Split). As of December 31, 2024, all Pre-Funded Warrants had been exercised.

The Company received net proceeds of approximately $8.7 million from the August 2024 Public Offering after deducting offering expenses payable by the Company. The Company used the net proceeds from the offering to satisfy its obligations pursuant to the 3i Note (as defined below), to satisfy its obligations under the Termination Agreement (as defined below), and for working capital and other general corporate purposes.

Each Series A Warrant became exercisable on September 30, 2024, and will expire five years from such date. Each Series A Warrant was initially exercisable at an exercise price of $24.00 per share of common stock (post-Reverse Stock Split). The exercise price of the Series A Warrants was subsequently reduced to $5.206 (post-Reverse Stock Split) consistent with the terms of the Series A Warrants.

On August 14, 2025, in connection with the Warrant Inducement, the exercise price of the Series A Warrants was further reduced to $1.31 per share. The difference between the fair value of the warrants immediately prior to and following modification was calculated using the Black-Scholes option-pricing model and treated as a transaction cost, and resulted in $1,423,166 being netted against the proceeds received from the Series A Warrants. As a result of the Warrant Inducement, an aggregate of 95,112,212 Series A Warrants were exercised, resulting in the issuance of an aggregate of 4,384,749 shares of common stock, resulting in net proceeds to the Company of $4,918,695.

On August 22, 2025, in connection with the Exercise Price Reduction, the exercise price of all of the outstanding Series A Warrants was reduced from $5.206 per share to $1.31 per share. As of December 31, 2025, Series A Warrants to purchase an aggregate of 901,943 shares of common stock remain outstanding.

Each Series B Warrant was exercisable immediately upon issuance at an exercise price of $0.10 per share (post-Reverse Stock Split). In July 2025, 85,252 shares of common stock were issued upon exercise of Series B Warrants, resulting in net proceeds to the Company of $8,525. As of December 31, 2025, Series B Warrants to purchase an aggregate of 2,132 shares of common stock remain outstanding.

The offer and sale of securities in the August 2024 Public Offering was made pursuant to an effective shelf registration statement on Form S-1 (File No. 333-280996), which the Company initially filed with the SEC on July 25, 2024 and was declared effective on August 6, 2025.

Convertible Note Financing

On December 27, 2023, the Company entered into a securities purchase agreement with 3i, LP (“3i”), pursuant to which the Company issued and sold: (i) a senior unsecured convertible note in the aggregate principal amount of $2,750,000, with a 10.0% original issue discount and an interest rate of 9.0% per annum (the “3i Note”), (ii) up to $247,500 in newly issued shares of common stock, which were payable, subject to the fulfillment of certain conditions set forth in the 3i Note, to satisfy interest payments under the 3i Note (the “Interest Shares”), and (iii) 635 shares of common stock issued to 3i as consideration for its commitment to purchase the 3i Note (collectively, the “Convertible Note Financing”).

The Company received net proceeds of approximately $1.8 million from the Convertible Note Financing after deducting related expenses payable by the Company. The Company used the net proceeds for working capital and other general corporate purposes.

The offer and sale of securities in the Convertible Note Financing was made pursuant to the Shelf Registration Statement.

On August 8, 2024, in connection with the closing of the August 2024 Public Offering, the Company repaid the 3i Note, and the Company’s obligations under the 3i Note were fully satisfied and discharged. Prior to the satisfaction of the amounts owed pursuant to the 3i Note, the Company issued 414 shares of common stock (post-Reverse Stock Split) for the payment of $90,839 in interest.

Equity Line of Credit

On December 27, 2023, the Company entered into a common stock purchase agreement with Tumim Stone Capital, LLC (“Tumim”), pursuant to which the Company had the right, but not the obligation, to sell to Tumim, and Tumim was obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued shares of common stock and (b) the Exchange Cap (as defined in the common stock purchase agreement) (the “Equity Line of Credit”).

The offer and sale of shares to Tumim pursuant to the Equity Line of Credit was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The resale of the shares sold to Tumim was registered pursuant to a Registration Statement on Form S-1 (File No. 333-276663) filed with the SEC on January 23, 2024, which was declared effective on February 9, 2024.

In connection with the August 2024 Public Offering, the Company and Tumim mutually agreed to terminate the Equity Line of Credit. Prior to termination, the Company had sold 4,336 shares of common stock under the Equity Line of Credit for an aggregate amount of $828,491, of which $434,958 was used to repay a portion of the Company’s obligations under the 3i Note.

8.    Commitments and Contingencies

Operating Leases

The Company leases its warehouses and office space under long-term lease arrangements. All of the Company’s leases are accounted for as operating leases. For longer-term lease arrangements that are recognized on the Balance Sheets, the ROU asset and lease liability are initially measured at the commencement date based upon the present values of the lease payments. The Company does not recognize a ROU asset and lease liability for short term leases, which have terms of 12 months or less. See “Note 2, Summary of Significant Accounting Policies—Leases” for additional information.

In May 2025, the Company entered into a long-term, non-cancelable operating lease agreement for warehouse space next door to the existing office and warehouse space in Redmond, Oregon, resulting in the Company recognizing an additional ROU asset and corresponding lease liability of $198,216, representing the present value of the lease payments discounted using an IBR of 13.49%. The lease expires in April 2028 and provides for one three-year option to renew.

In January and February 2022, the Company entered into two long-term, non-cancelable operating lease agreements for office and warehouse space resulting in the Company recognizing an additional ROU asset and corresponding lease liability of $2,348,509, representing the present value of the lease payments discounted using an IBR of 8.07% and 8.86%, respectively. One lease was terminated in September 2024, and the remaining lease expires in December 2026.

In January 2021, the Company entered into a long-term, non-cancelable operating lease agreement for office and warehouse space resulting in the Company recognizing an additional ROU asset and lease liability of $1,268,089, representing the present value of the lease payments discounted using an IBR of 7.47%. The lease expires in January 2028 and contains one three-year option to renew.

The Company had three additional leases relating to office and warehouse space that were terminated in January 2023, September 2024, and February 2025, respectively. The related ROU assets and lease liabilities were removed from the Balance Sheets at the time of termination.

The Company’s operating leases generally provide for fixed annual increases and require the Company to pay real estate taxes, insurance, and repairs.

The following is a summary of total lease costs for the years ending December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Operating lease cost	$359,337	$610,549
Short-term lease costs	3,652	1,149
Sublease income	(7,169)	(42,804)
Total lease costs	$355,820	$568,894

The weighted-average remaining lease term was 2.06 and 2.91 years as of December 31, 2025 and 2024, respectively. The weighted-average IBR was 8.99% and 7.60% as of December 31, 2025 and 2024, respectively. Operating cash flows from the operating leases totaled $287,409 and $455,690 for the years ended December 31, 2025 and 2024, respectively.

The total lease liability as of December 31, 2025 and 2024 was $709,724 and $798,917, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2025, for years ending December 31:

Total
2026	$387,742
2027	339,392
2028	49,233
2029	—
Thereafter	—
Total future minimum lease payments	776,367
Less imputed interest	(66,643)
Total	$709,724

Current lease liability	$337,246
Noncurrent lease liability	372,478
Total	$709,724

Subleases

As of December 31, 2024, the Company subleased office and warehouse space under one of its operating leases with similar terms as the Company’s lease agreements. The Company’s lease and corresponding sublease for that property expired in February 2025 and were not renewed. Two additional subleases ended in February 2023. Because the Company was not relieved of its primary obligations under the original lease, the Company accounted for the subleases as a lessor. Sublease rental income was recorded based on the contractual rental payments, which were not substantially different from recognition on a straight-line basis over the lease term. Sublease rental income totaled $7,169 and $42,804 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, deferred sublease income and a sublease deposit totaled $0 and $4,549, respectively, and is included in accrued expenses and other current liabilities on the Balance Sheets.

The Company has no subleases as of December 31, 2025.

Litigation

The Company may be involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be determined with certainty, the Company believes that the resolution of any such matters are not reasonably likely have a material adverse effect on the Company’s financial condition, operating results or cash flows.

On May 2, 2024, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Alexander Capital L.P. (“Alexander”), pursuant to which the parties resolved certain disputes while not admitting any liability or wrongdoing (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to (i) make a single cash payment of $100,000, (ii) issue 100,000 shares of common stock, and (iii) amend certain outstanding warrants held by Alexander to reduce the per share exercise price from $9.10 to $4.50. The shares of common stock were issued pursuant to the Shelf Registration Statement. The Settlement Agreement also contained other customary provisions, including a mutual release of claims and mutual non-disparagement provision.

On July 1, 2024, the Company entered into a Mutual Termination Agreement (the “Termination Agreement”) with Alexander, pursuant to which the parties agreed to terminate a provision in the Underwriting Agreement, dated March 31, 2022, entered into by and between the Company and Alexander, which granted Alexander a right of first refusal to act as the Company’s financial advisor, placement agent or underwriter in connection with certain financing transactions (the “ROFR Provision”). In exchange for the termination of the ROFR Provision, and in connection with the closing of the August 2024 Public Offering, the Company made a cash payment to Alexander in the amount of $400,900.

Nasdaq Listing Requirement

On September 6, 2024, the Company received a determination from The Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) to delist the common stock from the Nasdaq Capital Market indicating that (i) the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price for the common stock had closed below $1.00 for the previous 30 consecutive business days, and (ii) the Company was subject to Nasdaq Listing Rule 5810(c)(3)(A)(iii) because, as of September 5, 2024, the common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days (the “September 2024 Staff Determination”).

On September 12, 2024, the Company requested an appeal hearing with respect to the September 2024 Staff Determination from the Nasdaq Hearings Panel (the “Panel”), which had the effect of staying the delisting of the common stock pending the Panel’s decision.

Upon completion of the Reverse Stock Split, the Company received a letter from the Staff on October 23, 2024, advising the Company that it had regained compliance with the minimum bid price requirements and that the Company was therefore in compliance with Nasdaq’s listing requirements. Consequently, the scheduled hearing before the Panel was cancelled.

On July 1, 2025, the Company received a determination from the Staff stating that the bid price of the common stock had closed below the $1.00 minimum required by Nasdaq Listing Rule 5550(a)(2) for the prior 30 consecutive business days (the “Minimum Bid Price Requirement”) and the Staff had determined to delist its securities from the Nasdaq Capital Market (the “July 2025 Staff Determination”). The Company timely requested and was granted an appeal hearing before the Panel to appeal the July 2025 Staff Determination, which had the effect of staying the delisting of the common stock pending the Panel’s decision. As of August 12, 2025, the common stock had closed above $1.00 for more than ten consecutive trading days. As a result, on August 13, 2025, the Company received a letter from the Staff advising that it had regained compliance with the Minimum Bid Price Requirement, and that it was therefore in compliance with Nasdaq’s listing requirements. Consequently, the appeal hearing before the Panel was cancelled.

On August 20, 2025, the Company received a notification letter (the “August 2025 Staff Notice”) from the Staff notifying it that the stockholders’ equity balance reported in the Quarterly Report for the three months ended June 30, 2025 was below the $2.5 million required minimum for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1). Following the Warrant Adjustments and resulting warrant exercises, and the elimination of the Cash True-up Payment liability, the Company’s stockholders’ equity balance increased above the required threshold. On September 17, 2025, the Company received a letter from the Staff confirming it had regained compliance with Nasdaq’s listing requirements.

See “Note 14, Subsequent Events” for additional information.

9.    Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2025 and 2024, 9,781,739 and 2,096,082 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

Stockholders are entitled to one vote for each share of common stock. The holders of common stock have no conversion, redemption or preemptive rights and shall be entitled to receive dividends when, as, and if declared by the board of directors. Upon dissolution, liquidation, or winding up of the Company, after payment or provision for payment of debts and other liabilities of the Company, subject to the rights, if any, of the holders of any class or series of capital stock having a preference over the common stock with respect to the distribution of assets of the Company upon such dissolution, liquidation, or winding up of the Company, the holders of common stock shall be entitled to receive the remaining assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares of common stock held. Since no shares of preferred stock have been issued, no rights and privileges of preferred stockholders have been defined.

In November 2025, the Company issued 125,000 unregistered shares of common stock to a vendor in exchange for services rendered, and recorded a $141,250 expense in legal and professional fees.

In October 2025, the Company issued 400,000 RSUs pursuant to the 2021 Plan (as defined below) that were immediately vested upon issuance and settled for 400,000 shares of common stock, and recorded $600,000 of stock-based compensation expenses. In addition, the Company issued an aggregate of 613,077 shares of common stock pursuant to the October 2025 Private Placement.

In September 2025, the Company issued 200,000 unregistered shares of common stock to a vendor in exchange for services rendered, and recorded $242,000 of legal and professional fee expenses.

In August 2025, 4,384,749 shares of common stock were issued upon exercise of Series A Warrants, and 599,193 shares of common stock were issued upon exercise of January 2025 Warrants.

In July 2025, 85,252 shares of common stock were issued upon exercise of Series B Warrants.

In April 2025, the Company issued 105,000 RSUs pursuant to the 2021 Plan that were immediately vested and settled for 105,000 shares of common stock, and 125,000 shares were granted to a vendor in exchange for services rendered, and expenses of $80,850 in stock-based compensation and $106,250 in legal and professional fees were recorded for these two transactions, respectively.

In January 2025, the Company issued an aggregate of 1,048,386 shares of common stock pursuant to the January 2025 Public Offering.

See “Note 7, Equity and Debt Financings” for additional information.

Warrants

In the January 2025 Public Offering, the Company issued pre-funded warrants, which were immediately exercised for 574,193 shares of common stock at $2.48 per share, and 1,048,386 January 2025 Warrants at an exercise price of $2.36 per share. In August 2025, as part of the Warrant Inducement, the Company issued 599,193 shares of common stock upon exercise of the January 2025 Warrants for a price of $1.31 per share. As of December 31, 2025, 449,193 of the January 2025 Warrants remain outstanding.

In 2024, 8,125,000 Series B Warrants exercisable for 496,232 shares at $0.10 per share were exercised using the cashless conversion option which resulted in the issuance of 215,678 shares of common stock (based on a $5.206 reset price). Another 46,300,000 Series B Warrants were exercised on a cash basis which resulted in the issuance of 1,078,689 shares of common stock (based on a $5.206 reset price). In July 2025, 3,000,000 warrants were exercised on a cash basis, which resulted in the issuance of 85,252 shares. In 2024, 323,203 Series A Warrants were exercised on a cash basis which resulted in the issuance of 14,900 of common stock. In August 2025, as part of the Warrant Inducement, the exercise price of the Series A Warrants was reduced to $1.31 per share, and 4,384,749 shares were issued upon exercise of 95,112,212 warrants. As of December 31, 2025, there were 19,564,585 Series A Warrants exercisable for 901,943 shares and 75,000 Series B Warrants exercisable for 2,132 shares outstanding.

In 2023, the Company issued 25,000 warrants to purchase 250 shares of common stock, at an exercise price of $500.00 per share, to its investor relations firm in accordance with an engagement letter. All 25,000 warrants expired August 9, 2025 without being exercised.

In 2022, the Company issued 148,005 warrants to purchase 1,490 shares of common stock, at an exercise price of $910.00 per share, with an expiration date of March 31, 2027. As part of a settlement agreement on May 2, 2024, the Company agreed to modify the exercise price of 88,803 warrants convertible into 891 shares from $910.00 to $450.00. As of December 31, 2025, all warrants with an exercise price of $910.00 and $450.00 remain outstanding.

In 2021, the Company issued 559,431 warrants to purchase 5,602 shares of common stock at an exercise price of $332.00 per share, with an expiration date of November 22, 2031. Warrants were exercised during 2023 and 2024, and as of December 31, 2025, there were 514,290 warrants exercisable for 5,149 shares outstanding.

Below is a summary of warrants issued and outstanding as of December 31, 2025:

Number of Warrants		Issuable Shares	Exercise Price per Share		Weighted Average Remaining Life (Years)
75,000	(1)	2,132	$0.10		N/A	(2)
449,193		449,193	$1.31	(3)	4.01
19,564,585	(4)	901,943	$1.31	(5)	3.74
514,290		5,149	$332.00		5.89
88,803		891	$450.00		1.25
59,202		599	$910.00		1.25
20,751,073		1,359,907

(1)	Reflects Series B Warrants, which are subject to reset pricing to determine the number of shares issuable.
(2)	Series B Warrants do not have an expiration date.
(3)	Reflects January 2025 Warrants, which were part of the Warrant Inducement, and their exercise price was reduced from $2.36 to $1.31 per share.
(4)	Reflects Series A Warrants, which are subject to reset pricing to determine the number of shares issuable.
(5)	The Series A Warrants were part of the Warrant Inducement, and their exercise price was reduced from $5.206 to $1.31 per share.

Warrant Inducement and Repricing

On August 14, 2025, the Company entered into an inducement offer letter agreements with certain holders of the Series A Warrants and the January 2025 Warrants, which reduced the exercise price of the Series A Warrants from $5.206 to $1.31 per share, and the January 2025 Warrants from 2.36 to $1.31 per share. The difference between the fair value of the warrants immediately prior to and following modification was treated as a transaction cost, which is netted against proceeds received. The difference in fair value for the Series A Warrants was $1,423,166, and the difference in fair value for the January 2025 Warrants was $97,746. Both were calculated using the Black-Scholes option-pricing model and were based on the following assumptions:

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

2021 Incentive Award Plan

The purpose of the 2021 Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Various stock-based awards may be granted under the 2021 Plan to eligible employees, consultants, and non-employee directors, including options and RSUs.

The number of shares issued under the 2021 Plan is subject to an initial limit and is adjusted annually pursuant to an evergreen provision. No more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee.

The type of award, number of shares subject to the award, exercise price (if any), vesting provisions (if any), and other terms of the awards will be determined at date of grant; however, the exercise price of options shall not be less than 100% of the fair value on the grant date and the term of options shall not exceed ten years. As of December 31, 2025, awards covering an aggregate of 872,762 shares were eligible to be issued under the 2021 Plan, of which 215,079 shares underlying options and 560,649 shares underlying RSUs had been granted. On January 1, 2026, an aggregate of 489,086 shares were added to the plan reserve pursuant to the evergreen provision based on the number of shares outstanding as of December 31, 2025.

During the year ended December 31, 2025, the Company granted RSUs covering an aggregate of 560,000 shares and options covering an aggregate of 203,278 shares, and canceled options covering an aggregate of 104 shares under the 2021 Plan. The stock-based compensation expenses incurred during the years ended December 31, 2025 and 2024 were $1,163,654 and $581,504, respectively.

2021 Employee Stock Purchase Plan

The purpose of the 2021 ESPP is to assist eligible employees of the Company in acquiring stock ownership in the Company and to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The 2021 ESPP consists of a Section 423 Component and Non-Section 423 Component. The Section 423 Component is intended to qualify as an employee stock purchase plan and also authorizes the grant of options. Options granted under the Non-Section 423 Component shall be granted pursuant to separate offerings containing sub-plans. The Company may make one or more offerings under the 2021 ESPP. The duration and timing of each offering period may be established or changed by the board, but in no event may an offering period exceed 27 months and in no event may the purchase period for the option exceed the duration of the offering period under which it is established. On each exercise date for an offering period, each participant shall automatically be deemed to have exercised the option to purchase the largest number of whole shares which can be purchased under the offering. Option awards are generally granted with an exercise price equal to 85% of the lesser of the fair market value of a share on (a) the applicable grant date and (b) the applicable exercise date, or such other price as designated by the administrator. The maximum number of shares granted under the 2021 ESPP shall not exceed 25,000 shares.

As of December 31, 2025, an aggregate of 524,051 shares were eligible to be issued under the 2021 ESPP. On January 1, 2026, an aggregate of 97,817 shares were added to the plan reserve pursuant to the evergreen provision based on the number of shares outstanding as of December 31, 2025.

No shares have been issued under the 2021 ESPP.

The Company has computed the fair value of options granted during the year ended December 31, 2025 using the following assumptions:

Expected volatility	124.35%
Expected dividends	None
Expected term (in years)	5.42
Risk free rate	4.08%

The Company has computed the fair value of options granted during the year ended December 31, 2024 using the following assumptions:

Expected volatility	124.35%
Expected dividends	None
Expected term (in years)	5.42
Risk free rate	4.08%

The Company uses the “simplified method” to estimate expected term. Under the simplified method, an option’s expected term is calculated as the time until expiration.

The following table summarizes the option activity under the 2021 Plan during the year ended December 31, 2025:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	11,430	$372.16	—	$—
Granted	203,278	0.78	—	—
Exercised	—	—	—	—
Canceled	104	345.00	—	—
Outstanding at December 31, 2025	214,604	$20.39	9.41	$—
Exercisable at December 31, 2025	214,217	$19.66	9.41	$—

During the years ended December 31, 2025 and 2024, the weighted-average grant-date fair value of the options granted to employees and non-employees was $197,444 and $312,873, respectively.

The options granted in July 2025 were vested as to 100% of the underlying shares at the time of grant. The options granted in March 2024 vested as to 50% of the underlying shares at the time of grant and the remaining shares are subject to vesting in 12 equal consecutive quarterly installments commencing September 30, 2024 such that the option will become fully vested on March 31, 2027.

The following table summarizes the RSU activity under the 2021 Plan during the year ended December 31, 2025:

	Number of RSUs	Weighted average grant-date fair value
Nonvested at December 31, 2024	—	$—
Granted	560,000	0.18
Vested	15,000	1.17
Forfeited	—	—
Nonvested at December 31, 2025	40,000	$—

There was no unrecognized compensation cost related to non-vested RSUs as of December 31, 2025.

Common Stock Reserved for Future Issuance

The following is a summary of shares of common stock reserved for future issuance as of December 31, 2025:

Exercise of Warrants	6,639
Exercise of Stock Options – 2021 Plan	214,217
Exercise of Series A Warrants	901,943
Exercise of Series B Warrants	2,132
Exercise of January 2025 Warrants	449,193
Exercise of Pre-Funded Warrants	144,498
Settlement of RSUs	55,000
Total shares of common stock reserved for future issuances	1,773,622

10.    Segment Reporting

The Company focuses on the design, assembly, manufacturing, and sale of LiFePO4 batteries and supporting accessories for RVs, marine, and industrial applications. The Company sells to wholesalers, distributors, and OEMs, as well as directly to consumers.

The Company has identified one reportable segment: Energy Storage (ES). This segment generates revenue in North America, and the Company manages its product sales and associated expenses on a total basis.

The accounting policies for this segment align with those outlined in the summary of significant accounting policies. The Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM assesses the performance of this segment and allocates resources based on net income or loss, which is reflected on the Statements of Operations. The measure of segment assets is total assets, which is reflected on the Balance Sheets.

The CODM evaluates the net income or loss from our one reportable segment. Net income or loss is also utilized to monitor the difference between budgeted and actual results. Additionally, the CODM employs net income or loss for competitive analysis by comparing its financial performance with other competitors in the Energy Storage (ES) space.

26

11.    Income Taxes

Our losses before income taxes for the years ended December 31, 2025 and 2024 were generated primarily from U.S. operations.

We have no current or deferred provision for income taxes from continuing operations for the years ended December 31, 2025 and 2024.

The significant differences between the U.S. Federal statutory rate and our effective rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2025	2024
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	(5.3)	(5.1)
Change in valuation allowance	31.4	22.6
NQSO Comp – Other	—	2.1
EQ Comp – Other	—	0.0
Permanent difference	(0.2)	—
True-up Adjustment	(4.9)	1.5
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2025 and 2024.

Deferred income tax assets and liabilities consist of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Net Operating Losses	$8,112,158	$6,274,519
Stock-based compensation	528,359	170,064
Inventory reserve	143,468	—
Depreciation	12,784	138,334
Other	—	256,179
Subtotal	8,796,769	6,839,096
Valuation allowance	(8,796,769)	(6,839,096)
Deferred tax liabilities:	—	—
Net deferred tax asset	$—	$—

For financial reporting purposes, the Company incurred losses for the years ended December 31, 2025 and 2024 and for each period since inception. Accordingly, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2025, the Company had approximately $30,945,899 of federal and state net operating losses.

Accrued income taxes as of the end of each year as follows:

	As of December 31,
	2025	2024
Current:
Federal	$—	$—
State Franchise Fees	150	150

A reconciliation between the amount of income tax benefit determined by applying the U.S statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2025		2024
Income tax provision at federal statutory rate	$(1,309,389)	21.0%	$(2,839,422)	21.0%
State taxes	(328,013)	5.3%	(689,421)	5.1%
Stock-based compensation	—	—%	278,572	(2.1)%
Permanent difference	(12,326)	0.2%	—	—%
Other	(307,795)	4.9%	196,608	-1.5%
Change in valuation allowance	1,957,673	(31.4)%	3,053,661	(22.7)%
Effective tax	$150	0.0%	$—	—%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes penalties and interest, for the year ended December 31, 2025 is zero.

The Company is subject to taxation in the United States and Oregon. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2019 through 2025 remain open for examination by various taxing jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the Company has not accrued any penalties or interest related to uncertain tax positions.

In anticipation of an initial public offering, the Company converted from a limited liability company to a C corporation, a taxable entity, effective November 1, 2021.

For the years ended December 31, 2025 and 2024, the Company accrued $150 for state minimum income taxes each year, and did not accrue federal income taxes due to net losses in both years.

Since converting to a C corporation, the Company has incurred losses and consequently recorded no provision for state or federal income taxes for the years ended December 31, 2025 and 2024. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of December 31, 2025 and 2024, there were no material unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rate.

12.    401(k) Plan

The Company adopted a 401(k) Plan (“Plan”) for the benefit of its employees. Employees may contribute to the Plan within defined limits as defined by the Internal Revenue Service. Substantially all employees are eligible to participate in the Plan. The Company has the option to make profit-sharing contributions at its discretion. No profit-sharing contributions have been made.

13.    Related-Party Transactions

As of December 31, 2025 and 2024, there were no related-party transactions requiring disclosure under SEC rules and no such transactions were contemplated.

14.    Subsequent Events

The Company evaluated its financial statements for the year ended December 31, 2025 for subsequent events through the date the financial statements were available to be issued. The following subsequent events are noted:

December 2025 At-The-Market Issuance Sales Agreement

On December 12, 2025 the Company entered into an At-The-Market Issuance Sales Agreement. We commenced sales under the agreement in January 2026 and have sold an aggregate of 1,064,396 shares for net proceeds of approximately $932,567 as of March 11, 2026.

January 2026 Nasdaq Staff Determination Letter

On January 29, 2026, the Company received a determination from the Staff stating that it did not meet the Minimum Bid Price Requirement and that the Staff had determined to delist its securities from the Nasdaq Capital Market subject to a compliance period. Nasdaq provided the Company with a 180-calendar day compliance period, or until July 28, 2026, to regain compliance with the listing rule. The Company is currently evaluating options to regain compliance and intends to timely regain compliance with the Minimum Bid Price Requirement. Under Nasdaq rules, the Company is currently eligible to conduct a reverse stock split of its common stock to regain compliance if necessary.