Form 10-K/A
period 2025-12-31
Expion360 Inc.
filed 2026-04-30
CIK 1894954

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

As of April 29, 2026, there were 11,438,298 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Expion360 Inc., a Nevada corporation (“Expion360,” the “Company,” “we,” or “us”), for the fiscal year ended December 31, 2025 (the “Original Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2026 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosure regarding incorporation by reference on the cover page of the Original Report.

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

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page and Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety. In addition, Item 15 of Part IV of the Original Report is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications by our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K or include financial statements or other financial information, (i) paragraphs 3, 4, and 5 of the certifications have been omitted, and (ii) no contemporaneously dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits hereto.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors (our “Board”) consists of six directors, and each director’s term expires at each annual meeting of stockholders. Our executive officers are appointed by the directors and the directors may, at any time, terminate the appointment or otherwise revoke, withdraw, alter, or vary all or any of the functions, duties, and powers of the officer.

Below is a list of the names, ages, positions, and a brief account of business experience, of the individuals who serve as our executive officers and directors as of the date of this filing:

Name	Age	Position
Executive Officers
Joseph Hammer	47	Chief Executive Officer and Chairman of the Board of Directors
Shawna Bowin	48	Chief Financial Officer
Carson Heagen	35	Chief Operating Officer

Non-Employee Directors
Scott Burell(1)	61	Director
George Lefevre (2)	58	Director
Tien Q. Nguyen (3)	63	Director
Brian Schaffner	56	Director
Steven M. Shum(4)	55	Director
(1)	Chair of the Audit Committee and member of the Compensation Committee
(2)	Chair of the Nominating and Corporate Governance Committee, member of the Audit Committee and Compensation Committee
(3)	Chair of the Compensation Committee, member of the Audit Committee and Nominating and Corporate Governance Committee
(4)	Member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee

Executive Officers

Joseph Hammer – Chief Executive Officer and Chairman of the Board. Mr. Hammer has served as our Chief Executive Officer and Chairman of the Board since October 2025. Mr. Hammer has served as the Chief Investing Officer at LHX Corp. (“LHX”), a family office service company for a single family, since February 2025 and, prior to that, served as Chief Investing Officer of LH Financial since 2010. LHX evaluates investment opportunities in a wide variety of asset classes including public companies, private companies, merger candidates, development stage companies, technology institutions, startup incubators, and other ventures to determine if they fit within the framework of the family office’s investment criteria. As the CIO, Mr. Hammer sources potential investments for the family office and provides continued guidance for many of the family’s investments and mergers, and in particular, within the Middle East. In addition, Mr. Hammer originates numerous charitable endeavors and relationships for LHX and the family, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Hammer has served as the chairman of the board of Trailblazer Merger Corporation I (Nasdaq: TBMC) since 2023. In addition, since 2016, Mr. Hammer has served as a member of the board of directors of Gratitude Railroad LLC, a community of investors operating an alternative investment platform, who are inspired and dedicated to solving environmental and social problems through the profitable deployment of financial, intellectual, and human capital. Mr. Hammer is the founder of The JDH Foundation, a 501(c)3 charitable organization he founded in 2020 that supports local and international charitable causes. He is also the chairman of the executive committee of Chai Lifeline, Inc., a health support network for children, families and communities impacted by serious illness or loss, and has served in this role since September 2022. We believe Mr. Hammer is qualified to serve on our Board because of his expertise as a veteran financial executive and experienced board director.

Shawna Bowin – Chief Financial Officer. Ms. Bowin has served as our Chief Financial Officer since September 2025. Ms. Bowin brings over 20 years of experience in accounting. Ms. Bowin joined the Company in January 2022 as Senior Accountant and was promoted to Controller in February 2025. Her prior experience includes serving as Accounting Manager at Hodge Western Corp. from 2021 to 2022, and as Office Manager overseeing all accounting duties at JTS Animal Bedding from 2014 to 2021. Ms. Bowin previously held several accounting-related roles from 2001 to 2014 at American Licorice Company, a large privately held manufacturing company. Ms. Bowin holds a Bachelor of Science in Accounting from Linfield College, and is currently pursuing a Master of Business Administration with a concentration in Accounting from Louisiana State University – Shreveport’s College of Business.

Carson Heagen – Chief Operating Officer. Mr. Heagen has served as our Chief Operating Officer since April 2025. Mr. Heagen brings over ten years of experience in business management, operations, finance, supply chain management, product development, and enterprise resource planning (“ERP”) systems. Since joining the Company in April 2021 as the Director of Finance, Mr. Heagen quickly advanced to Vice President of Operations by November 2021. Mr. Heagen oversees the Company’s international supply chain and manufacturing, warehouse, and logistics operations, serves as the Company’s NetSuite ERP administrator, and manages the Company’s marketing initiatives. Prior to joining the Company, Mr. Heagen served as Purchasing and Supply Chain Manager at Stout Tanks & Kettles from January 2020 to April 2021 and Purchasing, Logistics, and Customer Service Manager at Tensility International Corporation from January 2017 to December 2019. Mr. Heagen’s previous experience highlights his experience in optimizing global supply chains and managing operations for tech-focused companies. Mr. Heagen holds a Bachelor of Business Administration in both Business Management and Entrepreneurial Management from Boise State University’s College of Business and Economics.

Non-Employee Directors

Scott Burell – Independent Director. Mr. Burell has served as a member of our Board since October 2025. Mr. Burell is a seasoned healthcare finance executive with over two decades of experience leading public life sciences companies through complex transactions and growth phases. Mr. Burell previously served as the Chief Financial Officer of Trailblazer Merger Corporation I (Nasdaq: TBMC) from April 2022 to March 2026. Mr. Burell currently serves as Chief Financial Officer of AIVITA Biomedical, Inc. (“AIVITA”), a personalized vaccine company, a position he has held since 2018. Prior to joining AIVITA, from 2006 to 2017, Mr. Burell served as Chief Financial Officer of CombiMatrix Corporation (Nasdaq: CBMX) through its successful acquisition by Invitae Corporation (NYSE: NVTA) in 2017. He has a proven track record in leading public and private debt and equity financing transactions, corporate reorganizations, and complex merger and acquisition activities. Mr. Burell has also served on several Boards of Directors, including Microbot Medical, Inc. (Nasdaq: MBOT), a medical device company specializing in the researching, designing, developing and commercializing of transformational micro-robotics medical technologies, since December 2016. He also previously served on the board of directors of DIH Holding US, Inc., (Nasdaq: DHAI), a global provider of advanced robotic devices used in physical rehabilitation, from August 2025 to February 2026. He holds a Bachelor of Science in Accounting and Business Finance from Central Washington University and is a certified public accountant (currently inactive). We believe Mr. Burell is qualified to serve on our Board because of his extensive experience serving in leadership roles at publicly traded companies.

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

Brian Schaffner – Director. Mr. Schaffner previously served as our Chief Executive Officer from January 2023 to October 2025, as our Interim Chief Financial Officer from January 2025 to September 2025, and is currently a member of our Board since August 2023. Mr. Schaffner previously served as our Chief Financial Officer beginning in March 2021. Mr. Schaffner also serves as a Professor of Business and Accounting at Walla Walla University, a position he has held since July 2021. He previously served as Vice Principal of Finance for Monterey Bay Academy from March 2019 to June 2021, and Vice Principal of Finance for Mount Ellis Academy from July 2015 to February 2018. Mr. Schaffner also served as the Development, Recruiting, Marketing and Alumni Relations Director of Mount Ellis Academy from March 2018 to February 2019. Over the past three decades, he has served in a variety of executive leadership roles in senior-living, assisted-living skilled nursing facilities, retail stores and schools. In addition, his educational instructional experience includes courses at the secondary school and university levels, including accounting, cost accounting, management, personal finance, welding, auto mechanics and aviation ground school. Mr. Schaffner holds a Bachelor of Science in Business Administration and Accounting from Walla Walla College and a Master of Business Administration from the University of Phoenix. We believe Mr. Schaffner is qualified to serve as a member of our Board because of his executive leadership experience and extensive knowledge of our Company and industry.

Steven M. Shum – Independent Director. Mr. Shum has served as a member of our Board since March 2022. Since October 2019, Mr. Shum has served as the Chief Executive Officer and, since October 2017, as a member of the board of directors, of INVO Fertility, Inc. (Nasdaq: IVF), a healthcare services company focused on fertility treatment. Previously, Mr. Shum served as the Interim Chief Executive Officer from May 2019 to October 2019 and Chief Financial Officer of Eastside Distilling, Inc. (“Eastside”) (Nasdaq: EAST) from October 2015 to August 2019. Prior to joining Eastside, Mr. Shum served as a member of the board of directors of XZERES Corp., a publicly traded global renewable energy company, from October 2008 until April 2015, and held various executive officer roles, including Chief Operating Officer from September 2014 to April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 to September 2014, and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum currently serves as the Managing Principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP, as well as a member of the board of directors of CalEthos Inc. (OTC: GEDC). He was a founder of Revere Data LLC (acquired by Factset Research Systems, Inc. (NYSE: FDS) and served as its Executive Vice President, where he led product development efforts and contributed to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He holds a Bachelor of Science in Finance and General Management from Portland State University. We believe Mr. Shum is qualified to serve on our Board because of his extensive experience serving in leadership roles at publicly traded companies.

Audit Committee

We have a separately designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Burell, Lefevre, Shum and Nguyen, each of whom meet the requirements for independence under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and SEC rules and regulations and is financially literate. Mr. Burell is the chair of our Audit Committee. In addition, our Board has determined that each of Messrs. Burell and Shum qualifies as an “audit committee financial expert” as such term is defined under SEC rules and regulations, and meets the requirement under the applicable Nasdaq rules that the Audit Committee have a financially sophisticated member.. Our Board has considered the independence and other characteristics of each member of our Audit Committee and believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our Audit Committee operates under a written charter that satisfies the applicable standards of SEC and Nasdaq.

Changes to Procedures for Stockholder Nominations for Directorships

There were no material changes in 2025 to the process by which our stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

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

As previously disclosed, on October 16, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with two institutional investors pursuant to which the Company agreed to sell in a private placement (the “Private Placement”) an aggregate of (i) 613,077 shares of common stock, par value $0.001 per share, of the Company (“Common Stock”), and (ii) a pre-funded warrant to purchase up to 144,498 shares of Common Stock. In connection with the closing of the Private Placement and pursuant to the Purchase Agreement, the Board appointed Joseph Hammer as Chief Executive Officer and Chairman of the Board and Scott Burell as a member of the Board. The lead investor in the Private Placement was Pioneer Capital Anstalt, which is advised by Mr. Hammer and LHX.

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

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2025, our “named executive officers” and their positions were:

●	Joseph Hammer, who has served as our Chief Executive Officer and as the Chairman of the Board since October 2025;

●	Brian Schaffner, who served as our Chief Executive Officer through October 2025, and as our Interim Chief Financial Officer through September 2025, and currently serves as a member of our Board;

●	Paul Shoun, who served as our Co-Founder, President, and Chairman of the Board through October 2025; and as our Chief Operating Officer through April 2025;

●	Carson Heagen, who has served as our Chief Operating Officer since April 2025; and

●	Shawna Bowin, who has served as our Chief Financial Officer since September 2025.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and December 31, 2024. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	RSU Awards ($)(3)	All Other Compensation ($)	Total ($)
Joseph Hammer(4)	2025	68,750	—	—	—	—	—
Chief Executive Officer and Chairman of the Board	2024
Brian Schaffner	2025	223,567	179,206	42,344	161,550	692,417(5)	1,299,084
Former Chief Executive Officer	2024	282,400(6)	—	—	12,176	—	294,576
Paul Shoun(7)	2025	219,675	184,206	45,031	161,550	734,956(8)	1,345,418
Former President, Chief Operating Officer and Chairman of the Board	2024	234,050(9)	—	—	12,176	—	246,226
Shawna Bowin(10)	2025	127,795	197,000	4,689	153,363	158,667(11)	641,514
Chief Financial Officer	2024
Carson Heagen(12)	2025	172,500	271,114	32,076	161,550	148,602(13)	785,842
Chief Operating Officer	2024

(1)	The amounts for 2025 reflect a combination of cash incentive bonuses paid pursuant to the 2025 Employee Incentive Plan and discretionary bonuses approved by the Compensation Committee. Each of our named executive officers voluntarily declined to receive any cash bonuses in 2024. See the section titled “Cash Bonuses” below for additional information.
(2)	Amounts reflect the full grant-date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of stock options granted to our named executive officers in Note 9 to our audited financial statements included in the Original Report, which is incorporated herein by reference.
(3)	Amounts reflect the grant-date fair value of restricted stock units (“RSUs”) granted during the applicable year computed in accordance with ASC Topic 718.
(4)	Mr. Hammer was appointed Chief Executive Officer and Chairman of the Board in October 2025 and was not a named executive officer for 2024.
(5)	Amount includes (i) $564,800 in severance payments made pursuant to the Schaffner Severance Agreement (as defined below), (ii) $96,361 in tax gross-up payments made in connection with the issuance of RSUs, and (iii) $31,256 for the cash payout of Paid Time Off (“PTO”) earned but not used.
(6)	Mr. Schaffner voluntarily deferred a portion of his base salary in 2024, which was paid in full in 2025.
(7)	Mr. Shoun took a temporary unpaid leave of absence beginning in November 2024 and ending in January 2025. The salary amounts represent the pro-rated portion of his base salary actually paid after taking into account the unpaid leave.
(8)	Amount includes (i) $564,800 in severance payments made pursuant to the Shoun Severance Agreement (as defined below), (ii) $145,176 in tax gross-up payments made in connection with the issuance of RSUs, and (iii) $24,980 for the cash payout of PTO earned but not used.
(9)	Mr. Shoun voluntarily deferred a portion of his base salary in 2024, which was paid in full in 2025.
(10)	Ms. Bowin was appointed Chief Financial Officer in September 2025 and was not a named executive officer for 2024.
(11)	Amount includes (i) $142,922 in tax gross-up payments made in connection with the issuance of RSUs, and (ii) $15,745 for tuition reimbursement and related costs.
(12)	Mr. Heagen was appointed Chief Operating Officer in April 2025 and was not a named executive officer for 2024.
(13)	Amount includes (i) $145,140 in tax gross-up payments made in connection with the issuance of RSUs, and (ii) $3,462 for the cash payout of PTO earned but not used.

Base Salaries

Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation and is based on a number of factors, including the executive’s title, role, level of responsibility, and experience. Base salaries are initially established in the employment agreements entered into with each executive, and are reviewed on an annual basis by the Compensation Committee.

For 2025, the annual base salary for (i) Mr. Hammer was $330,000 upon his appointment as Chief Executive Officer and Chairman of the Board, (ii) Mr. Schaffner was $282,400 for his service as our former Chief Executive Officer, (iii) Mr. Shoun was $282,400 for his service as our prior President and Chief Operating Officer, (iv) Mr. Heagen was $180,000 upon his appointment as Chief Operating Officer, and (iii) Ms. Bowin was $192,000 upon her appointment as Chief Financial Officer, in each case consistent with the terms of their respective employment agreements. Mr. Hammer does not receive any additional compensation for serving as Chairman of the Board. See the section titled “Executive Compensation Arrangements” below for additional information.

Cash Bonuses

2025 Employee Incentive Plan

In April 2025, the Compensation Committee approved the 2025 Employee Incentive Plan (the “2025 Plan”). The 2025 Plan provided, among other things, for the payment of cash incentive bonuses (the “Incentive Bonuses”) to our named executive officers based upon the achievement of pre-determined performance milestones selected by the Compensation Committee that are aligned with our strategic objectives and intended to create long-term value for stockholders.

The target amounts for each of the Incentive Bonuses were generally based on a percentage of each named executive officer’s base salary. The performance milestones were different for each named executive officer and were designed to incentivize performance towards those objectives that each executive had the ability to influence or control. Each named executive officer had the opportunity to earn multiple Incentive Bonuses based on the achievement of individual performance milestones (i.e., achievement of each milestone was assessed independently rather than in the aggregate).

For 2025, the performance milestones selected by the Compensation Committee related to achievement of net sales targets, operational efficiency objectives, completion of strategic and financing transactions, product certifications, and timely SEC filings.

Notwithstanding achievement of the milestones, payout was contingent on a minimum cash balance target as of the payment date, as determined by the Compensation Committee. In addition, our named executive officers were required to remain employed by the Company at the time Incentive Bonuses were paid. Named executive officers were able to elect to be issued RSUs pursuant to the 2021 Plan in lieu of receiving Incentive Bonuses, subject to availability of reserved shares under the 2021 Plan. None of our named executive officers elected to receive RSUs in lieu of Incentive Bonuses, which were paid in August 2025.

2025 Discretionary Bonuses

In addition to being eligible to receive Incentive Bonuses, our named executive officers are also eligible to receive discretionary bonuses as determined by the Compensation Committee. Messrs. Schaffner, Shoun and Heagen and Ms. Bowin each received a discretionary bonus in September 2025 related to the successful completion of certain financing activities.

2024 Cash Bonuses

In 2024, each of our named executive officers voluntarily declined to receive any cash bonuses.

Equity Awards

We offer equity awards to our employees, including our named executive officers. We believe that equity awards are necessary to remain competitive in our industry and enhance our ability to attract, retain and motivate persons who we believe can make important contributions to the growth and success of our business by providing these individuals with equity ownership opportunities. Equity awards are made pursuant to our 2021 Incentive Award Plan (the “2021 Plan”), which has been approved by our Board and stockholders. The number and value of equity awards granted to our named executive officers is typically determined by the Compensation Committee based on a number of factors, including the executive’s title, role, level of responsibility, and experience.

The 2025 Plan provided, among other things, for the issuance of RSUs and stock options to certain employees, including our named executive officers. Specifically, the 2025 Plan authorized the issuance of an aggregate of 105,000 RSUs to our employees, which were fully vested on the date of grant. The 2025 Plan also authorized the issuance of an aggregate of 188,278 stock options to our employees (the “Stock Options”). The issuance of the Stock Options was conditioned upon stockholder approval of an increase in the number of shares available for issuance under the 2021 Plan, which we obtained at the 2025 Annual Meeting of Stockholders. The Stock Options were immediately vested upon issuance.

In October 2025, in conjunction with the successful completion of the Private Placement, Messrs. Schaffner, Shoun and Heagen, and Ms. Bowin, each received an additional grant of 100,000 RSUs, which were immediately vested upon issuance.

The stock options and RSUs granted to our named executive officers during 2025 are summarized in the table below.

Named Executive Officer	2025 Stock Option Awards (#)	2025 RSU Awards (#)
Paul Shoun	46,281	115,000
Brian Schaffner	43,519	115,000
Shawna Bowin	4,819	104,368
Carson Heagen	32,966	115,000

Information regarding the grant-date fair value of the stock options and RSUs granted to our named executive officers during 2025 is set forth in the “Summary Compensation Table” above. Mr. Hammer was appointed Chief Executive Officer and Chairman of the Board in October 2025 and has not been issued any equity awards.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Substantially all employees are eligible to participate. We have the option to make profit sharing contributions under our 401(k) plan at our discretion. No profit-sharing contributions have been made. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to our 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees.

Employee Benefits and Perquisites

Health/Welfare Plans

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, which include medical and vision benefits. Our named executive officers are eligible to participate in our employee health and welfare plans on the same basis as all of our other employees.

Tax Gross Ups

In 2025, we made tax gross-up payments to cover a portion of the personal income taxes incurred on the value of RSUs awarded to employees who met certain criteria. In 2024, we did not make any tax gross-up payments on any compensation paid or awards issued to any of our named executive officers.

Perquisites

Consistent with the terms of the Bowin Employment Agreement (as defined below), Ms. Bowin is entitled to reimbursement of tuition and reasonable associated fees and costs, as well as personal income taxes incurred related to such reimbursements. Except as disclosed herein, none of our named executive officers received any perquisites during 2025 or 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding stock options for each of our named executive officers as of December 31, 2025. There were no unvested RSUs outstanding and held by our named executive officers as of December 31, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Joseph Hammer(2)	—	—		—		—	—
Brian Schaffner	5/2/2022	299	(3)	—		336.00	5/2/2032
	5/2/2022	1,202	(3)	—		336.00	5/2/2032
	8/23/2023	417	(4)	83	(4)	492.00	8/23/2033
	7/31/2025	43,519	(3)	—		0.769	7/31/2035
Paul Shoun	5/2/2022	299	(3)	—		336.00	5/2/2032
	5/2/2022	1,702	(3)	—		336.00	5/2/2032
	8/23/2023	417	(4)	83	(4)	492.00	8/23/2033
	7/31/2025	46,281	(3)	—		0.769	7/31/2035
Shawna Bowin	3/11/2024	39	(4)	11	(4)	345.00	3/11/2034
	7/31/2025	4,819	(3)	—		0.769	7/31/2035
Carson Heagen	5/2/2022	299	(3)	—		336.00	5/2/2032
	5/2/2022	452	(3)	—		336.00	5/2/2032
	8/23/2023	208	(4)	42	(4)	492.00	8/23/2033
	7/31/2025	32,966	(3)	—		0.769	7/31/2035

(1)	All of the stock options were granted pursuant to the 2021 Plan.
(2)	Mr. Hammer was appointed Chief Executive Officer and Chairman of the Board in October 2025 and has not been issued any equity awards.
(3)	100% of each of these stock options were vested and exercisable immediately upon the grant date.
(4)	These stock options vest in 12 equal quarterly installments commencing on September 30, 2023 such that they will be fully vested on June 30, 2026.

Executive Compensation Arrangements

Hammer Employment Agreement

Effective October 16, 2025, Mr. Hammer entered into an employment agreement with the Company in connection with his appointment as Chief Executive Officer and Chairman of the Board (the “Hammer Employment Agreement”). Pursuant to the terms of the Hammer Employment Agreement, Mr. Hammer will be an at-will employee after an initial employment term of six months. Mr. Hammer is entitled to an initial annual base salary of $330,000. Mr. Hammer is eligible for an annual cash incentive bonus and equity awards to be granted by our Board or Compensation Committee at its discretion. In addition, Mr. Hammer is entitled to participate in any retirement, paid time off, and health and welfare benefit plans, practices, policies, and arrangements the Company may offer. Mr. Hammer is also entitled to reimbursement for reasonable business and travel expenses incurred in connection with the performance of his duties, including reimbursement of office expenses not to exceed $3,000 per month. Consistent with the Company’s standard non-employee director compensation policy, Mr. Hammer will not be eligible to receive compensation for his role on our Board (including as Chairman of the Board) since he is an executive officer.

Schaffner Employment Agreement

Effective January 26, 2023, Mr. Schaffner entered into an amended and restated employment agreement with the Company in connection with his appointment as Chief Executive Officer (the “Schaffner Employment Agreement”). Pursuant to the terms of the Schaffner Employment Agreement, Mr. Schaffner had an initial employment term of one year, which was subject to automatic extension for additional one-year periods unless terminated by the Company or Mr. Schaffner. Mr. Schaffner was initially entitled to a base salary of $270,400 per year. Mr. Schaffner was eligible for an annual cash incentive bonus and equity awards to be granted by our Board or Compensation Committee at its discretion. In addition, Mr. Schaffner was entitled to participate in any retirement, paid time off, and health and welfare benefit plans, practices, policies and arrangements the Company offered. Mr. Schaffner was also entitled to reimbursement for reasonable business and travel expenses incurred in connection with the performance of his duties.

Upon a termination of the Schaffner Employment Agreement by the Company without Cause or a resignation for Good Reason (each as defined in the Schaffner Employment Agreement), Mr. Schaffner was entitled to be paid (a) if terminated prior to April 1, 2023, an amount equal to the remaining unpaid amounts under the initial employment term, (b) continued base salary for one year, (c) an amount equal to his annual target bonus for the year of termination, (d) any earned but unpaid bonuses, and (e) continued medical and dental benefits for up to one year.

Shaffner Resignation and Severance Agreement

On October 16, 2025, in connection with the closing of the Private Placement, Mr. Schaffner resigned as Chief Executive Officer and agreed to provide consulting services to the Company to assist in the orderly transition of his roles and responsibilities.

On the same date, Mr. Schaffner and the Company entered into a severance agreement, consulting agreement, and general release (the “Schaffner Severance Agreement”), pursuant to which Mr. Schaffner (a) agreed to provide consulting services through January 31, 2026, subject to extension upon mutual agreement, (b) received a lump sum severance payment equal to 24 months of his base salary then in effect, and (c) received a grant of 100,000 RSUs, which were vested in full upon issuance. The Schaffner Severance Agreement also provided for the termination of the Schaffner Employment Agreement and no additional payments or benefits were paid under the Schaffner Employment Agreement. The consulting services were terminated on January 31, 2026.

Following the resignation, Mr. Schaffner continued serving as a member of our Board, and became eligible to receive compensation consistent with the terms of the Company’s standard non-employee director compensation policy commencing on February 1, 2026.

Shoun Employment Agreement

Effective January 26, 2023, Mr. Shoun entered into an amended and restated employment agreement with the Company in connection with his appointment as President and Chief Operating Officer (the “Shoun Employment Agreement”). Pursuant to the terms of the Shoun Employment Agreement, Mr. Shoun had an initial employment term of one year, which was subject to automatic extension for additional one-year periods unless terminated by the Company or Mr. Shoun. Mr. Shoun was initially entitled to a base salary of $270,400 per year. Mr. Schaffner was eligible for an annual cash incentive bonus and equity awards to be granted by our Board or Compensation Committee at its discretion. In addition, Mr. Shoun was entitled to participate in any retirement, paid time off, and health and welfare benefit plans, practices, policies, and arrangements the Company offered. Mr. Shoun was also entitled to reimbursement for reasonable business and travel expenses incurred in connection with the performance of his duties.

Upon a termination of the Shoun Employment Agreement by the Company without Cause or a resignation for Good Reason (each as defined in the Shoun Employment Agreement), Mr. Shoun was entitled to be paid (a) his continued base salary for one year, (b) an amount equal to his annual target bonus for the year of termination, (c) any earned but unpaid bonuses, and (d) continued medical and dental benefits for up to one year.

Shoun Resignation and Severance Agreement

On October 16, 2025, in connection with the closing of the Private Placement, Mr. Shoun resigned as President and Chairman of the Board. Mr. Shoun had previously resigned as Chief Operating Officer in April 2025.

On the same date, Mr. Shoun and the Company entered into a severance agreement and general release (the “Shoun Severance Agreement”), pursuant to which Mr. Shoun received (a) a lump sum severance payment equal to 24 months of his base salary then in effect, and (b) a grant of 100,000 RSUs, which were vested in full upon issuance. The Shoun Severance Agreement also provided for the termination of the Shoun Employment Agreement and no additional payments or benefits were paid under the Shoun Employment Agreement.

Heagen Employment Agreement

Effective April 1, 2025, Mr. Heagen entered into an employment agreement with the Company in connection with his appointment as Chief Operating Officer (the “Heagen Employment Agreement”). Pursuant to the terms of the Heagen Employment Agreement, Mr. Heagen has an initial employment term of one year, which shall be automatically extended for additional one-year periods commencing on the first anniversary of the effective date, and on each anniversary of the effective date thereafter, unless the Company or Mr. Heagen provide at least 60 days’ prior written notice before the next extension date. Mr. Heagen is initially entitled to a base salary of $180,000. Mr. Heagen is eligible for an annual cash incentive bonus and equity awards to be granted by our Board or Compensation Committee at its discretion. In addition, Mr. Heagen is entitled to participate in any retirement, paid time off, and health and welfare benefit plans, practices, policies, and arrangements the Company may offer. Mr. Heagen is also entitled to reimbursement for reasonable business and travel expenses incurred in connection with the performance of his duties,

Bowin Employment Agreement

Effective September 3, 2025, Ms. Bowin entered into an amended and restated employment agreement with the Company in connection with her appointment as Chief Financial Officer (the “Bowin Employment Agreement”). Pursuant to the terms of the Bowin Employment Agreement, Ms. Bowin has an initial employment term of one year, which shall be automatically extended for additional one-year periods commencing on the first anniversary of the effective date, and on each anniversary of the effective date thereafter, unless the Company or Ms. Bowin provide at least 90 days’ prior written notice before the next extension date. Ms. Bowin is initially entitled to a base salary of $192,000. Ms. Bowin is eligible for an annual cash incentive bonus and equity awards to be granted by our Board or Compensation Committee at its discretion. In addition, Ms. Bowin is entitled to participate in any retirement, paid time off, and health and welfare benefit plans, practices, policies, and arrangements the Company may offer. Ms. Bowin is also entitled to reimbursement for reasonable business and travel expenses incurred in connection with the performance of her duties, and reimbursement of tuition and reasonable associated fees and costs, as well as personal income taxes incurred related to such reimbursements.

Policies and Practices Related to the Grant of Certain Equity Awards

Historically, we have granted stock options and RSUs to our employees, executive officers, and non-employee directors pursuant to the terms of the 2021 Plan. We do not have any formal policy that requires us to grant, or avoid granting, stock options or RSUs on particular dates. The grant of equity awards pursuant to the 2021 Plan is discretionary and such awards are periodically granted to our named executive officers upon approval of the Compensation Committee.

We do not schedule the grant of equity awards in anticipation of the release of material nonpublic information (“MNPI”), nor do we time the release of MNPI based on actual or anticipated equity grant dates. Furthermore, we do not time the disclosure of MNPI for the purpose of affecting the value of executive compensation.

Our Compensation Committee did not take MNPI into account when determining the timing and terms of equity awards granted in 2025. During 2025, no grants were made to any of our named executive officers in the period beginning four business days before (a) the filing of a Quarterly Report on Form 10-Q or Annual Report on Form 10-K, or (b) the filing or furnishing of a Form 8-K that discloses MNPI, and ending one business day after the filing or furnishing of any such report.

Director Compensation

Prior Director Compensation Program

Under our prior Non-Employee Director Compensation program, which was applicable for 2025, each non-employee director was initially entitled to receive an annual director fee of $50,000 paid in cash for service on our Board. In addition, if the director served as the chairperson of a committee of our Board, the director received additional annual fees paid in cash as follows:

•	chairperson of our Audit Committee, $20,000;
•	chairperson of our Compensation Committee, $15,000; and
•	chairperson of the Nominating and Governance Committee, $10,000.

Director fees were paid in quarterly installments on the first business day of each calendar quarter and prorated for any portion of a quarter that a director was not serving as a non-employee director or a chairperson of a committee of our Board.

No additional fees were paid for service as a member of any committee of our Board, or for attendance at Board or committee meetings.

Directors were also eligible to be reimbursed for out-of-pocket expenses reasonably incurred by them in connection with service provided to our Board.

In April 2025, our Board approved grants to each of our non-employee directors consisting of stock options to purchase 5,000 shares and 5,000 RSUs under the 2021 Plan. The equity grants were contingent upon stockholder approval of an increase in the number of shares available for issuance under the 2021 Plan. The equity grants were issued in July 2025, and were fully vested on the date of grant.

In September 2025, we paid $60,000 in cash to each non-employee director in lieu of issuing additional equity awards to the directors in 2025. In addition, in September 2025, we paid an additional $60,000 in cash to each non-employee director in lieu of issuing equity awards for services provided in 2024.

Information regarding the compensation paid to or earned by our non-employee directors during 2025 is set forth in the 2025 Director Compensation table below. Messrs. Hammer, Schaffner, and Shoun each served on our Board during 2025, but have not been included in the table because they did not receive any additional compensation for their service on our Board. Information regarding the compensation paid to these named executive officers is included in the Summary Compensation Table, the Outstanding Equity Awards at Fiscal Year-End Table, and the associated narrative disclosures above.

2025 Director Compensation Table

The following table sets forth all compensation paid to our non-employee directors during the year ended December 31, 2025. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our directors.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	RSU Awards ($)(3)	Total ($)
Scott Burell(4)	22,717	—	60,000	82,717
George Lefevre	180,000	4,665	5,850	190,515
Tien Q. Nguyen	185,000	4,665	5,850	195,515
Brian Schaffner(5)	—	—	—	—
Steven M. Shum	190,000	4,665	5,850	200,515

(1)	For those directors that served throughout 2025, the amounts include $60,000 of fees paid in cash in lieu of issuing additional equity awards to the directors in 2025. For those directors that served during 2024, the amounts include an additional $60,000 of fees paid in cash earned for services rendered during 2024, but which were not paid until 2025.
(2)	Amounts reflect the grant-date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of stock options granted to our named executive officers in Note 9 to our audited financial statements included in the Original Report, which is incorporated herein by reference.
(3)	Amounts reflect the grant-date fair value of RSUs granted during the applicable year computed in accordance with ASC Topic 718.
(4)	Mr. Burell was appointed a member of our Board in October 2025 and his fees were prorated accordingly.
(5)	Mr. Schaffner was paid consulting fees by the Company from the date of his resignation as Chief Executive Officer until the consulting services ended, and no fees were paid for Board service during that time. Mr. Schaffner became eligible to receive compensation consistent with the terms of the Company’s non-employee director compensation policy commencing on February 1, 2026.

Equity Awards Held by Directors

The following table sets forth the aggregate number of stock options and RSUs held as of December 31, 2025 by each non-employee director who served during the year ended December 31, 2025.

Name	Aggregate Number of Stock Options (#)	Aggregate Number of RSUs (#)
Scott Burell	—	40,000
George Lefevre	5,300	5,000
Tien Q. Nguyen	5,000	5,000
Steven M. Shum	5,400	5,000

Messrs, Hammer, Schaffner and Shoun have been excluded from the table since they were each named executive officers for 2025.  Information regarding their respective ownership of stock options and RSUs as of December 31, 2025 is set forth under the heading “Outstanding Equity Awards at Fiscal Year-End” above.

New Director Compensation Program

In October 2025, our Board approved a Non-Employee Director Compensation Policy that is applicable to compensation paid to our non-employe directors for 2026 and until such time as it is revised or rescinded by our Board (the “New Director Compensation Program”).

Under the New Director Compensation Program, each non-employee director will receive an annual director fee of $110,000 paid in cash for service on our Board. The chairperson of our Board will receive an additional cash retainer of $80,000 paid in cash, provided that the chairperson is a non-employee director. In addition, if the director serves as the chairperson of a committee of our Board, the director receives additional annual fees paid in cash as follows:

  chairperson of our Audit Committee, $20,000;
  chairperson of our Compensation Committee, $15,000; and
  chairperson of the Nominating and Governance Committee, $10,000.

The annual retainers described above will be paid by the Company in advance, no later than January 1st and July 1st each year, and will be prorated for any portion of the period that a director is not serving as a non-employee director or a chairperson of a committee of our Board.

No additional fees will be paid for service as a member of any committee of our Board, or for attendance at Board or committee meetings.

Directors will also be eligible to be reimbursed for out-of-pocket expenses reasonably incurred by them in connection with service provided to our Board.

The New Non-Employee Director Compensation Policy provides for annual awards of RSUs with a grant-date fair value equal to $60,000 to be granted on the day of the annual meeting to any non-employee director who serves on our Board as of the date of the annual meeting and will continue to serve as a non-employee director immediately following such meeting. The New Non-Employee Director Compensation Policy also provides for an initial award of RSUs with a grant-date fair value of $60,000 to be granted to a new director upon the date of his or her election or appointment to our Board, on any date other than the date of an annual meeting. Each annual and initial award of RSUs will vest upon the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant, and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service on our Board through the vesting date. All annual and initial awards of RSUs will vest in full immediately prior to the occurrence of a Change in Control (as defined in the 2021 Plan).

In October 2025, consistent with the terms of the New Non-Employee Director Compensation Policy, Mr. Burell was granted 40,000 RSUs under the 2021 Plan in connection with his appointment to our Board, which had a grant-date fair value equal to $60,000. The RSUs vest upon the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant, and (b) the first anniversary of the date of grant, subject to Mr. Burell continuing to provide service to our Board through the vesting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In conjunction with our initial public offering, we adopted the 2021 Incentive Award Plan and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The following table summarizes equity compensation plan information for the 2021 Incentive Award Plan and the 2021 ESPP, which were both approved by stockholders, as a group, as of December 31, 2025.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance(2)
Plan Category	(#)	($)	(#)
Equity compensation plans approved by stockholders	214,604	20.39	621,560
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	214,604	20.39	621,560

(1)	There are no stock appreciation rights outstanding pursuant to the 2021 Incentive Award Plan and 2021 ESPP. In addition, there are no outstanding warrants to purchase shares of our common stock.

(2)	This amount reflects the shares reserved for issuance under our 2021 Incentive Award Plan and 2021 ESPP less the number of shares reported in the first column. The 2021 Incentive Award Plan contains an “evergreen” provision, such that the number of shares reserved for issuance under the plan automatically increases on an annual basis in an amount equal to (i) 5% of the aggregate number of shares of our common stock outstanding as of December 31 of each year, or (ii) a lesser number of shares as determined by our Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 29, 2026 as to: (1) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our named executive officers; (3) each of our directors; and (4) all directors and executive officers as a group, as of April 29, 2026.

We believe, based on information provided to us, that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, unless noted otherwise. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Expion360, 2025 SW Deerhound Avenue, Redmond, OR 97756.

Beneficial ownership is determined in accordance with SEC rules and includes any shares as to which a person has sole or shared voting power or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 29, 2026, are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above and information included in footnotes (1) and (2) to the table below, percentage ownership of outstanding shares is based upon 11,438,298 shares of common stock outstanding as of April 29, 2026.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Pioneer Capital Anstalt(1)	606,060	5.03
Named Executive Officers and Directors:
Joseph Hammer (Chief Executive Officer and Chairman of the Board)	—	*
Shawna Bowin (Chief Financial Officer)(2)	109,230	*
Scott Burell (Independent Director)	—	*
George Lefevre (Independent Director)(3)	10,422	*
Tien Q. Nguyen (Independent Director)(4)	10,122	*
Brian Schaffner (Director)(5)	160,535	1.40
Steven M. Shum (Independent Director)(6)	10,522	*
All Directors and Executive Officers as a Group (eight persons)(7)	449,378	3.89

*	Less than 1%.

(1)	The securities are directly held as of April 29, 2026, by Pioneer Capital Anstalt (“Pioneer”) based solely on information available to the Company as of that date. The securities consist of (i) 461,562 shares of Common Stock, and (ii) 144,498 shares of Common Stock underlying warrants to purchase Common Stock we issued and sold to the holder in the Private Placement. The securities may be deemed to be beneficially owned by Nicola Feuerstein, who exercises investment and voting control over the securities. The address of Pioneer is Abtswingertweg 1 9490 Vaduz, Liechtenstein.

(2)	Includes (i) 104,370 shares of common stock owned directly by Ms. Bowin, and (ii) 4,860 shares of common stock which Ms. Bowin has the right to acquire upon the exercise of stock options exercisable within 60 days of April 29, 2026.

(3)	Includes (i) 5,122 shares of common stock owned directly by Mr. Lefevre, and (ii) 5,300 shares of common stock which Mr. Lefevre has the right to acquire upon the exercise of stock options exercisable within 60 days of April 29, 2026.

(4)	Includes (i) 5,122 shares of common stock owned directly by Mr. Nguyen, and (ii) 5,000 shares of common stock which Mr. Nguyen has the right to acquire upon the exercise of stock options exercisable within 60 days of April 29, 2026.

(5)	Includes (i) 115,057 shares of common stock owned directly by Mr. Schaffner, and (ii) 45,478 shares of common stock which Mr. Schaffner has the right to acquire upon the exercise of stock options exercisable within 60 days of April 29, 2026.

(6)	Includes (i) 5,122 shares of common stock owned directly by Mr. Shum, and (ii) 5,400 shares of common stock which Mr. Shum has the right to acquire upon the exercise of stock options exercisable within 60 days of April 29, 2026.

(7)	Includes directors and current executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions since January 1, 2024, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed years; and

●	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than certain compensation, employment, change in control and similar arrangements, which are described under the sections titled “Executive Compensation”, “Director Compensation,” and “Family Relationships and Other Arrangements.”

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

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Nevada law, including indemnification of expenses such as attorneys’ fees, judgments, fines, and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. The form of indemnification agreement has been filed as an exhibit to the Original Report.

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

Our Board has affirmatively determined that Scott Burell, George Lefevre, Tien Nguyen, and Steven M. Shum are independent directors under applicable Nasdaq and Exchange Act rules.

As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership

Joseph Hammer, our Chief Executive Officer, also serves as Chairman of the Board. Currently, our Board does not have a Lead Independent Director. Although our Board may assess the appropriate leadership structure from time to time in light of internal and external events or developments and reserves the right to make changes in the future, it believes that the current structure is appropriate at this time given the size and experience of our Board, as well as the background and experience of management. Our Board does not believe that having the Chief Executive Officer serve as Chairman of the Board materially impacts its process for risk oversight because Board committees (comprised entirely of independent directors during the year ended December 31, 2025) play the central role in risk oversight.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is M&K CPAS PLLC, Houston, Texas, PCAOB ID #2738.

Principal Accountant Fees and Services

The following table sets forth by category of service, the fees incurred in engagements performed by M&K CPAS PLLC, our independent registered public accounting firm, for professional services rendered to the Company for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit Fees	$135,842	$122,074
Audit-Related Fees	—	—
Tax Fees	4,500	4,500
All Other Fees	—	—
Total Fees	$140,342	$122,074

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

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no audit-related fees for the years ended December 31, 2025 and 2024.

Tax fees include fees for tax compliance, tax advice, and tax planning. Tax fees for the years ended December 31, 2025 and 2024 are incurred for services rendered by M&K CPAS PLLC.

There were no fees for services rendered by M&K CPAS PLLC incurred during the years ended December 31, 2025 and 2024 other than those disclosed above.

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

Expion360 Inc.

		By:	/s/ Joseph Hammer
Joseph Hammer
Date:	April 30, 2026		Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Hammer	Chief Executive Officer and Chairman of the Board of Directors	April 30, 2026
Joseph Hammer	(Principal Executive Officer)

/s/ Shawna Bowin	Chief Financial Officer	April 30, 2026
Shawna Bowin	(Principal Financial and Accounting Officer)

*	Director	April 30, 2026
Scott Burell

*	Director	April 30, 2026
George Lefevre

*	Director	April 30, 2026
Tien Q. Nguyen

*	Director	April 30, 2026
Brian Schaffner

*	Director	April 30, 2026
Steven M. Shum

* By:	/s/ Joseph Hammer, Attorney-in-Fact