Form 10-Q
period 2026-03-31
Expion360 Inc.
filed 2026-05-15
CIK 1894954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 14, 2026, there were 11,438,298 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

All statements in this Quarterly Report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including, without limitation, any projections regarding the markets where we operate, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding expected capital expenditures, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement, except as required by applicable law. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “should,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. Investors are cautioned not to place undue reliance on any such forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	We operate in an extremely competitive industry and are subject to pricing pressures.
●	We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
●	Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
●	Our results of operations could be adversely affected by changes in the cost and availability of raw materials and our reliance on third-party manufacturers and suppliers.
●	Increases in costs, disruption of supply, or shortage of any of our battery components, such as electronic and mechanical parts could harm our business.
●	We may not be able to raise additional capital on acceptable terms or at all, and our failure to obtain additional financing could adversely affect our ability to continue as a going concern.
●	Our business and future growth depends on the needs and success of our customers.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our sales, and the loss of or reduction in purchases by any of these customers could adversely affect our results of operations.
●	If we fail to expand our sales and distribution channels, our business could suffer.
●	The uncertainty in global economic conditions could negatively affect our results of operations.
●	Tariffs on imported battery components may increase our costs, and we may be unable to fully mitigate such increases.
●	We are currently, and will likely continue to be, dependent on a limited number of warehouse facilities. If our facilities become inoperable for any reason, our ability to produce our products could be negatively impacted.

i

●	We could face potential product liability or warranty claims relating to our products, including the components thereof, which could reduce market adoption, result in reputation damage, and result in significant costs and liabilities, which would reduce our profitability.
●	Our operations expose us to litigation, tax, environmental, and other legal compliance risks.
●	Our failure to introduce new products and product enhancements that respond to customer and end consumer demand, and any broad market acceptance of new technologies introduced by our competitors, could adversely affect our business.
●	We may not be able to adequately protect our proprietary intellectual property and technology and we may need to defend ourselves against intellectual property infringement claims.
●	Any acquisitions or other strategic transactions that we complete may not achieve their intended benefits and may involve significant costs, diversion of management attention and resources, integration difficulties, or unanticipated liabilities, and may have adverse effects on our financial condition and results of operations.
●	If our electronic data is compromised, or we experience a failure in our information technology or storage systems, our business could be significantly harmed.
●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements and our stockholders may be diluted by future securities offerings.
●	We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
●	We may be unable to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, including the minimum bid price requirement, which could result in the delisting of our common stock.
●	Our stock price may fluctuate significantly, and you may lose all or a part of your investment.
●	Sales of substantial amounts of our securities in the public markets, including sales under our at-the-market program, or the perception that such sales might occur, could reduce the price of our securities and may dilute your voting power and your ownership interest in us.
●	The exercise of outstanding warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.
●	The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
●	Our long-term lease and debt obligations could adversely affect our ability to raise additional capital to fund operations and limit our ability to enter into certain transactions.

These and other risks and uncertainties are described in greater detail under “Risk Factors” in Item 1A of our Annual Report filed on March 17, 2026. Moreover, new risks and uncertainties emerge occasionally, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed in or implied by any forward-looking statements. Financial estimates are subject to change and are not intended to be relied upon as predictions of future results of operations. Except as required by applicable law or the listing rules of The Nasdaq Stock Market, we expressly disclaim any intent or obligation to update any forward-looking statements. If we do update or correct any forward-looking statements, investors and others should not conclude that we will make additional updates or corrections. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

INDUSTRY AND MARKET DATA

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties, as well as our own projections and estimates. All of the market data used in this report involve a number of assumptions and limitations, and investors are cautioned not to unduly rely on such data. Industry publications and research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our products include several key assumptions based on our industry knowledge, industry publications and research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe our internal assumptions are reasonable, no independent source has verified such assumptions.

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXPION360 INC.

BALANCE SHEETS

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$3,056,538	$2,969,096
Accounts receivable, net	616,448	718,964
Inventory	2,433,581	2,858,780
Prepaid/in-transit inventory	174,362	318,440
Prepaid expenses and other current assets	326,353	179,645
Total current assets	6,607,282	7,044,925

Property and equipment	807,083	807,083
Accumulated depreciation	(503,774)	(478,861)
Property and equipment, net	303,309	328,222

Other Assets
Operating leases – right-of-use asset	587,672	666,199
Deposits	32,016	32,016
Total other assets	619,688	698,215
Total assets	$7,530,279	$8,071,362

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$419,599	$403,792
Customer deposits	1,042	2,978
Accrued expenses and other current liabilities	241,448	221,863
Current portion of operating lease liability	332,410	337,246
Current portion of long-term debt	31,572	31,058
Total current liabilities	1,026,071	996,937

Long-term debt, net of current portion and discount	158,106	166,187
Operating lease liability, net of current portion	296,503	372,478
Total liabilities	1,480,680	1,535,602

Stockholders’ equity
Preferred stock, par value $0.001; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.001; 200,000,000 shares authorized; 11,438,298 and 9,781,739 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11,438	9,782
Additional paid-in capital	48,610,756	47,336,405
Accumulated deficit	(42,572,595)	(40,810,427)
Total stockholders’ equity	6,049,599	6,535,760
Total liabilities and stockholders’ equity	$7,530,279	$8,071,362

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Net sales	$1,565,847	$2,049,331
Cost of sales	1,169,771	1,547,764
Gross profit	396,076	501,567
Selling, general and administrative	2,166,985	1,649,435
Loss from operations	(1,770,909)	(1,147,868)

Other (income) / expense:
Interest income	(14,316)	(1)
Interest expense	5,519	5,668
Gain on sale of property and equipment	—	(1,625)
Other expense	30	50
Total other (income) / expense	(8,767)	4,092
Loss before taxes	(1,762,142)	(1,151,960)

Franchise taxes	26	38
Net loss	$(1,762,168)	$(1,151,998)

Net loss per share (basic and diluted)	$(0.17)	$(0.37)
Weighted-average number of common shares outstanding	10,459,784	3,109,522

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	2,096,082	$2,096	$37,091,468	$(34,575,240)	$2,518,324
Issuance of shares, net of issuance costs	474,193	474	355,084	—	355,558
Issuance of pre-funded warrants	574,193	574	1,423,425	—	1,423,999
Amortization of stock-based compensation	—	—	50,721	—	50,721
Net loss	—	—	—	(1,151,998)	(1,151,998)
Balance at March 31, 2025	3,144,468	$3,144	$38,920,698	$(35,727,238)	$3,196,604

Balance at December 31, 2025	9,781,739	$9,782	$47,336,405	$(40,810,427)	$6,535,760
Issuance of shares, net of issuance costs	1,656,559	1,656	1,221,161	—	1,222,817
Amortization of stock-based compensation	—	—	53,190	—	53,190
Net loss	—	—	—	(1,762,168)	(1,762,168)
Balance at March 31, 2026	11,438,298	$11,438	$48,610,756	$(42,572,595)	$6,049,599

The accompanying notes are an integral part of these financial statements.

EXPION360 INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities

Net loss	$(1,762,168)	$(1,151,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,913	34,028
Gain on sale of property and equipment	—	(1,625)
Stock-based compensation	53,190	50,721
Valuation of inventory	(74,443)	—
Allowance for doubtful accounts	7,626	—
Changes in operating assets and liabilities:
Accounts receivable	94,890	20,397
Inventory	499,642	(1,204,572)
Prepaid/in-transit inventory	144,078	1,463,145
Prepaid expenses and other current assets	(146,708)	28,088
Deposits	—	2,000
Accounts payable	15,807	29,366
Customer deposits	(1,936)	(6,554)
Accrued expenses and other current liabilities	19,585	9,410
Right-of-use assets and lease liabilities	(2,284)	(1,340)
Suspended liability	—	(500,000)
Net cash used in operating activities	(1,127,808)	(1,228,934)

Cash flows from investing activities
Net proceeds from sale of property and equipment	—	2,750
Net cash provided by investing activities	—	2,750

Cash flows from financing activities
Principal payments on long-term debt	(7,567)	(8,331)
Net proceeds from issuance of common stock	1,222,817	1,779,557
Net cash provided by financing activities	1,215,250	1,771,226

Net change in cash and cash equivalents	87,442	545,042
Cash and cash equivalents, beginning	2,969,096	547,565
Cash and cash equivalents, ending	$3,056,538	$1,092,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,573	$6,001
Cash paid for franchise taxes	$176	$—

The accompanying notes are an integral part of these financial statements.

EXPION360, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Nature of Operations

Expion360 Inc. (the “Company”) was incorporated in the State of Nevada in November 2021. Effective November 1, 2021, the Company converted to a C corporation. The Company was originally formed as a limited liability company in the State of Oregon in June 2016.

The Company designs, assembles, manufactures, and sells lithium iron phosphate (“LiFePO4”) batteries and supporting accessories for recreational vehicles (“RVs”), marine, and industrial applications. The Company’s lithium battery solutions incorporate innovative concepts and have been designed to include some of the most dense and minimal-footprint batteries available. The Company’s customers consist of dealers, wholesalers, private-label customers, and original equipment manufacturers (“OEMs”) who then sell its products to end consumers. The Company currently operates in one reportable business segment, Energy Storage (ES).

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

Results of operations for the three-month periods ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other reporting period. The unaudited interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 17, 2026 (the “Annual Report”).

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

Historically, the Company’s operations have been funded through a combination of sales of equity securities, and issuances of third-party debt and working capital loans. As presented in the accompanying financial statements, the Company has sustained recurring losses and negative cash flows from operations and has a significant negative stockholders’ equity balance. The Company incurred net losses of $1.8 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, and incurred net losses of $6.2 million and $13.5 million for the years ended December 31, 2025 and 2024, respectively. The Company had negative cash flows from operating activities of $1.1 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, and negative cash flows from operating activities of $6.1 million and $9.6 million for the years ended December 31, 2025 and 2024, respectively. In addition, the Company had accumulated deficits of $42.6 million and $40.8 million as of March 31, 2026 and December 31, 2025, respectively. The Company has never achieved profitability or positive cash flows from operations, and may not be able to do so for the foreseeable future. In addition, the Company had a cash and cash equivalents balance of $3.1 million as of March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date that the financial statements in this Quarterly Report were issued. However, management is working to address its operational and liquidity challenges, including raising additional capital, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses.

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

As of March 31, 2026 and December 31, 2025, the Company had inventory that consisted of finished assemblies totaling $1,878,269 and $2,269,267, respectively, and raw materials (inventory components, parts, and packaging) totaling $555,312 and $589,513, respectively. The stated inventory value is inclusive of fixed production overhead costs based on normal capacity of the assembly warehouse.

The Company periodically reviews its inventory for evidence of slow-moving or obsolete inventory and provides for an allowance when considered necessary. In 2025, the Company wrote off and wrote down $919,730 in obsolete inventory, and in the three months ended March 31, 2025, an additional $21,187 in obsolete inventory was written off, in addition to expensing $58,207 in marketing-related products previously recorded as inventory. A portion of the obsolete inventory was sold for scrap or recycled, and a portion has been retained to use in marketing promotions and was either written down to its estimated net realizable value or written off completely. The value of obsolete inventory that remains on the Balance Sheet as of March 31, 2026 is $472,851.

The Company prepays for inventory purchases from foreign suppliers. Prepaid inventory totaled $174,362 and $318,440 as of March 31, 2026 and December 31, 2025, respectively, and included inventory in transit where title had passed to the Company but had not yet been physically received.

Vendor and Foreign Concentrations of Inventory Suppliers

During the three months ended March 31, 2026 and 2025, approximately 70% and 71%, respectively, of inventory purchases were made from foreign suppliers in Asia. Any adverse change in macroeconomic or geopolitical conditions could negatively impact the Company’s supply chain. The inability to obtain product to meet sales demand could adversely affect the Company’s results of operations. However, the Company has secured a secondary source for lithium iron phosphate cells used in its batteries from a supplier in Europe, enabling the Company to source materials outside of Asia in the event it becomes necessary to do so.

Cash and Cash Equivalents

The Company considers all cash amounts which are not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents balances with high-quality financial institutions located in the United States. Cash accounts are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times, the Company’s cash and cash equivalents balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to these balances. As of March 31, 2026, the Company had investment accounts with a balance of $1,530,462 that was invested in U.S. treasury securities.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, are due within a year or less, and generally do not bear any interest. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. An allowance for uncollectible accounts may be recorded to reduce accounts receivable to the estimated amount management expects will be collected. The allowance is based upon management’s review of the accounts receivable aging, specific identification of potentially uncollectible balances, historical collection experience, and other factors deemed relevant. Recoveries of accounts previously written off and adjustments to the allowance for uncollectible accounts are recorded as adjustments to bad debt expense. For the three months ended March 31, 2026 and 2025, the Company wrote off $7,626 and $0, respectively, to bad debt expense. The allowance for doubtful accounts had a balance of $7,626 and $0 at March 31, 2026 and December 31, 2025, respectively.

Concentration of Major Customers

A customer is considered a major customer when net revenue attributable to the customer exceeds 10% of total revenue for the period, or the accounts receivable balance attributable to the customer exceeds 10% of total accounts receivable.

During the three months ended March 31, 2026, sales to two customers totaled $726,173, comprising approximately 47% of total sales. These customers represented approximately 61% of total accounts receivable as of March 31, 2026.

During the three months ended March 31, 2025, sales to three customers totaled $1,010,058, comprising approximately 50% of total sales. These customers represented approximately 53% of total accounts receivable as of March 31, 2025. Accounts receivable from one additional customer totaled $91,001, representing approximately 17% of total accounts receivable as of March 31, 2025.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No long-lived asset impairment was recognized during the three months ended March 31, 2026 or 2025.

Product Warranties

The Company sells the majority of its products to customers along with conditional repair or replacement warranties. The Company’s branded products carry warranties ranging from one year to up to 12 years from date of sale, depending on the specific product. The Company determines its estimated liability for warranty claims based on the Company’s historical experience with the amount of claims actually made. The Company has not accrued any liability for product warranties as of March 31, 2026 and December 31, 2025 because, historically, there have been very few warranty claims, and any costs for repairs or replacement parts have been nominal.

Liability for Refunds or Rebates

The Company does not have a formal product return policy but does accept returns under its warranty policies. Returns have historically been minimal. Product that is returned is tested and evaluated. Items that are in saleable condition are either returned to the customer or placed back into inventory to be resold. Items that do not pass our testing are expensed in the period the testing is completed. Failed product returns have historically been immaterial and therefore the Company does not accrue a liability for refunds, and did not accrue such liability as of March 31, 2026 or December 31, 2025.

The Company accrues a rebate liability when a customer’s purchase agreement with us includes a rebate, which is typically reflected as a percentage of sales. The Company recognized a rebate liability of $56 and $0 as of March 31, 2026 and December 31, 2025, respectively.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers totaled $10,514 and $14,918 during the three months ended March 31, 2026 and 2025, respectively, and are classified as net sales on the statements of operations. Shipping and handling costs for shipping product to customers totaled $71,249 and $83,177 during the three months ended March 31, 2026 and 2025, respectively, and are classified as selling, general, and administrative expense on the statements of operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expenses totaled $249,772 and $246,643 for the three months ended March 31, 2026 and 2025, respectively, and are included in selling, general and administrative expense on the statements of operations.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses totaled $142,960 and $113,740 for the three months ended March 31, 2026 and 2025, and are included in selling, general and administrative expense on the statements of operations.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their respective carrying values because of the short-term nature of those instruments. The fair value of the long-term debt approximates their respective carrying values because the interest rates applicable to these instruments approximate market rates available to the Company for similar obligations with the same maturities.

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

The following shows the amounts used in computing net loss per share:

	Three Months Ended March 31,
	2026	2025
Net loss	$(1,762,168)	$(1,151,998)
Weighted average common shares outstanding – basic and diluted	10,459,784	3,109,522
Net loss per share – basic and diluted	$(0.17)	$(0.37)

As of March 31, 2026 and December 31, 2025, the Company had outstanding warrants and options exercisable into, and RSUs that may be settled for, an aggregate of 1,773,763 shares of common stock.

The following table sets forth the number of shares excluded from the computation of diluted loss per share since their inclusion would have been anti-dilutive:

	As of
	March 31, 2026	December 31, 2025
2021-2023 Warrants	6,639	6,639
August 2024 Warrants – Series A	901,943	901,943
August 2024 Warrants – Series B	2,132	2,132
January 2025 Warrants	449,193	449,193
October 2025 Pre-Funded Warrants	144,498	144,498
Stock Options	214,358	214,358
Restricted Stock Units	55,000	55,000
Total	1,773,763	1,773,763

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

3.	Property and Equipment, Net

Property and equipment consist of the following:

	As of
	March 31, 2026	December 31, 2025

Vehicles and transportation equipment	$299,015	$299,015
Fixed assets not in service	160,299	—
Office furniture and equipment	153,698	153,698
Warehouse equipment	72,964	72,964
Leasehold improvements	69,725	69,725
Quality assurance equipment	43,582	43,582
Manufacturing equipment	7,800	168,099
	$807,083	$807,083

Less: accumulated depreciation	(503,774)	(478,861)
Property and equipment, net	$303,309	$328,222

Depreciation expense was $24,913 and $34,028 for the three months ended March 31, 2026 and 2025, respectively. There were no disposals and sales of fixed assets during the three months ended March 31, 2026. As a result of disposals and sales of fixed assets during the three months ended March 31, 2025, the Company received $2,750 of net cash received and recognized a gain of $1,625.

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2026	As of December 31, 2025
Accrued salaries and payroll liabilities	$183,413	$146,407
Accrued commissions	41,001	49,505
Deferred revenue	11,258	17,754
Other	5,776	8,197
Accrued expenses and other current liabilities	$241,448	$221,863

5.	Long-Term Debt

Long-term debt consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Note payable – SBA: Payable in monthly installments of $731, including interest at 3.75% per annum, maturing in May 2050, and is unsecured.	137,972	138,853
Notes payable –GM Financial: In April 2022, the Company secured a commercial line up to $300,000 to be used to finance vehicle purchases. The original agreement expired in April 2023 but was renewed for a commercial line up to $350,000 with prevailing GM Financial existing terms each year since. The current agreement expires in April 2027. One note was paid off when the corresponding vehicle was sold in May 2023, two notes were paid off when the corresponding vehicles were sold in February 2024, and three notes remain outstanding as of March 31, 2026. The notes are currently payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May of 2028, and are secured by the related vehicles.	51,706	58,392
Total	$189,678	$197,245
Less current portion	(31,572)	(31,058)
Long-term debt, net of unamortized debt discount and current portion	$158,106	$166,187

Future maturities of long-term debt are as follows:

12 Months Ending March 31,
2027	$31,572
2028	25,863
2029	5,523
2030	4,040
2031	4,194
Thereafter	118,486
Total	$189,678

6.	Equity and Debt Financings

At-the-Market Offering

On December 12, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) pursuant to which we are eligible to sell shares of common stock through in an “at-the-market” offering pursuant to Rule 415 under the Securities Act (the “ATM Offering”). We commenced sales under the Sales Agreement in January 2026 and have sold an aggregate of 1,656,559 shares for aggregate net proceeds of approximately $1.2 million as of March 31, 2026, after deducting offering expenses payable by the Company. The Company intends to use the net proceeds from the ATM Offering for working capital and other general corporate purposes.

The offer and sale of the securities in the ATM Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-272956), which the Company filed with the SEC on June 27, 2023 and was declared effective on July 10, 2023 (the “Shelf Registration Statement”).

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

The October 2025 Pre-Funded Warrant is exercisable immediately upon issuance for cash or on a cashless basis at the discretion of the holder. The exercise price of the October 2025 Pre-Funded Warrant is $0.001 per share. The number of pre-funded warrant shares that may be issuable is subject to adjustment for stock splits, recapitalizations, and reorganizations. The holder of the October 2025 Pre-Funded Warrant does not have any voting rights, but does have the right to participate in any dividends or distributions made by the Company. As of March 31, 2026, none of the October 2025 Pre-Funded Warrants have been exercised.

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

The offer and sale of the securities in the January 2025 Public Offering was made pursuant to the Shelf Registration Statement. The offer and sale of the January 2025 Warrants was made pursuant to a registration statement on Form S-1 (File No. 333-284354), which the Company filed with the SEC on January 17, 2025 and was declared effective on February 11, 2025.

On August 14, 2025, the Company entered into inducement offer letter agreements with certain holders of the January 2025 Warrants, which reduced the exercise price of the January 2025 Warrants from $2.36 per share to $1.31 per share in exchange for the prompt exercise by such holders of the warrants for cash (the “Warrant Inducement”). The difference between the fair value of the January 2025 warrants immediately prior to and following modification was calculated using the Black-Scholes option-pricing model and treated as a transaction cost, and resulted in $97,746 being netted against the proceeds received from the exercise of the January 2025 Warrants. As a result of the Warrant Inducement, January 2025 Warrants covering an aggregate of 599,193 shares of common stock were exercised, resulting in net proceeds to the Company of approximately $0.8 million. On August 22, 2025, the Company’s board of directors took action to permanently reduce the exercise price of the January 2025 Warrants from $2.36 per share to $1.31 per share (the “Exercise Price Reduction” and, together with the Warrant Inducement, the “Warrant Adjustments”). As of March 31, 2026, January 2025 Warrants covering an aggregate of 449,193 shares of common stock remained outstanding.

Reverse Stock Split Cash True-Up Payment

On October 8, 2024, the Company effected a 1-for-100 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”).

As a result of the lowest daily volume weighted average price of the common stock during the five trading days before and after the Reverse Stock Split being below the minimum threshold set forth in the Series A Warrants, a Reverse Stock Split cash true-up payment provision in the Series A Warrants was triggered (the “Cash True-up Payment”). The Cash True-Up Payment was capped at $5.0 million in the aggregate, but the payment was initially suspended in accordance with the terms of the Series A Warrants. See the section titled “—August 2024 Public Offering” for additional information.

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

On August 14, 2025, in connection with the Warrant Inducement, the Company entered into inducement offer letter agreements with certain holders of the Series A Warrants, which reduced the exercise price of the Series A Warrants from $5.206 per share to $1.31 per share in exchange for the prompt exercise by such holders of the warrants for cash. The Warrant Inducement had the effect of eliminating the Cash True-up Payment obligation pursuant to the terms of the Series A Warrants. As a result, the Cash True-up Payment liability of $4,485,948 was no longer payable, and this amount was recorded as a credit to Other income / (expense) on the Statement of Operations. As of March 31, 2026, the Cash True-up Payment liability balance was $0.

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

The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.001 per share (pre-Reverse Stock Split). As of March 31, 2026, all Pre-Funded Warrants had been exercised.

The Company received net proceeds of approximately $8.7 million from the August 2024 Public Offering after deducting offering expenses payable by the Company. The Company used the net proceeds from the offering to satisfy certain contractual obligations, and for working capital and other general corporate purposes.

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

On August 22, 2025, in connection with the Exercise Price Reduction, the exercise price of all of the outstanding Series A Warrants was reduced from $5.206 per share to $1.31 per share. As of March 31, 2026, Series A Warrants to purchase an aggregate of 901,943 shares of common stock remain outstanding.

Each Series B Warrant was exercisable immediately upon issuance at an exercise price of $0.10 per share (post-Reverse Stock Split). In July 2025, 85,252 shares of common stock were issued upon exercise of Series B Warrants, resulting in net proceeds to the Company of $8,525. As of March 31, 2026, Series B Warrants to purchase an aggregate of 2,132 shares of common stock remain outstanding.

The offer and sale of securities in the August 2024 Public Offering was made pursuant to an effective registration statement on Form S-1 (File No. 333-280996), which the Company initially filed with the SEC on July 25, 2024 and was declared effective on August 6, 2025.

7.	Commitments and Contingencies

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

The Company’s operating leases generally provide for fixed annual increases and require the Company to pay real estate taxes, insurance, and repairs.

The following is a summary of total lease costs for the three months ending March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$93,804	$80,479
Short-term lease costs	597	1,194
Sublease income	—	(7,169)
Total lease costs	$94,401	$74,504

The weighted-average remaining lease term was 1.82 and 2.06 years as of March 31, 2026 and December 31, 2025, respectively. The weighted-average IBR was 9.02% and 8.99% as of March 31, 2026 and December 31, 2025, respectively. Operating cash flows from the operating leases totaled $80,811 and $67,126 for the three months ended March 31, 2026 and 2025, respectively.

The total lease liability as of March 31, 2026 and December 31, 2025 was $628,913 and $709,724, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2026, for years ending March 31:

Total
2027	$375,629
2028	297,706
2029	6,945
Thereafter	—
Total future minimum lease payments	680,280
Less imputed interest	(51,367)
Total	$628,913

Current lease liability	$332,410
Noncurrent lease liability	296,503
Total	$628,913

Subleases

The Company subleased office and warehouse space under one of its existing operating leases on similar terms as the Company’s lease agreements. The most recent sublease terminated in February 2025. Because the Company was generally not relieved of its primary obligations under the original lease, it accounted for the subleases as a lessor. Sublease rental income was recorded based on the contractual rental payments and totaled $0 and $7,169 during the three months ended March 31, 2026 and 2025, respectively. There was no deferred sublease income or sublease deposit as of March 31, 2026 or December 31, 2025. The company had no subleases as of March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the Company was not a party to any legal proceedings or other disputes or claims which, if determined adversely, would, individually or taken together, have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, or future prospects.

Nasdaq Listing Requirement

On January 29, 2026, the Company received a determination from The Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) that the bid price of the common stock had closed below the $1.00 minimum required by Nasdaq Listing Rule 5550(a)(2) for the prior 30 consecutive business days (the “Minimum Bid Price Requirement”) and that the Staff had determined to delist its securities from the Nasdaq Capital Market subject to a compliance period. Nasdaq provided the Company with a 180-calendar day compliance period, or until July 28, 2026, to regain compliance with the listing rule. The Company is currently evaluating options to regain compliance and intends to timely regain compliance with the Minimum Bid Price Requirement. Under Nasdaq rules, the Company is currently eligible to conduct a reverse stock split of its common stock to regain compliance if necessary.

8.	Stockholders’ Equity

The Company is authorized to issue an aggregate of 220,000,000 shares of capital stock, par value $0.001 per share, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2026 and December 31, 2025, 11,438,298 and 9,781,739 shares, respectively, of common stock were issued and outstanding. No shares of preferred stock have been issued.

During the three months ended March 31, 2026, the Company issued an aggregate of 1,656,559 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $1.2 million.

In January 2025, the Company issued an aggregate of 1,048,386 shares of common stock pursuant to the January 2025 Public Offering.

Warrants

In the January 2025 Public Offering, the Company issued pre-funded warrants, which were immediately exercised for 574,193 shares of common stock at $2.48 per share, and 1,048,386 January 2025 Warrants at an exercise price of $2.36 per share. In August 2025, as part of the Warrant Inducement, the Company issued 599,193 shares of common stock upon exercise of the January 2025 Warrants for a price of $1.31 per share. As of March 31, 2026, 449,193 of the January 2025 Warrants remain outstanding.

In 2024, 8,125,000 Series B Warrants exercisable for 496,232 shares at $0.10 per share were exercised using the cashless conversion option which resulted in the issuance of 215,678 shares of common stock (based on a $5.206 reset price). Another 46,300,000 Series B Warrants were exercised on a cash basis which resulted in the issuance of 1,078,689 shares of common stock (based on a $5.206 reset price). In July 2025, 3,000,000 warrants were exercised on a cash basis, which resulted in the issuance of 85,252 shares. In 2024, 323,203 Series A Warrants were exercised on a cash basis which resulted in the issuance of 14,900 of common stock. In August 2025, as part of the Warrant Inducement, the exercise price of the Series A Warrants was reduced to $1.31 per share, and 4,384,749 shares were issued upon exercise of 95,112,212 warrants. As of March 31, 2026, there were 19,564,585 Series A Warrants exercisable for 901,943 shares and 75,000 Series B Warrants exercisable for 2,132 shares outstanding.

Below is a summary of warrants issued and outstanding as of March 31, 2026:

Description of Warrant	Number of Warrants	Issuable Shares	Exercise Price per Share		Weighted Average Remaining Life (Years)
Series B Warrants	75,000	2,132	$0.10		N/A	(1)
January 2025 Warrants	449,193	449,193	$1.31	(2)	3.76
Series A	19,564,585	901,943	$1.31	(3)	3.49
2021 Warrants	514,290	5,149	$332.00		5.64
2022 Repriced Warrants	88,803	891	$450.00		1.00
2022 Warrants	59,202	599	$910.00		1.00
	20,751,073	1,359,907

(1)	Series B Warrants do not have an expiration date.
(2)	Reflects January 2025 Warrants. In connection with the Warrant Inducement, the exercise price was reduced from $2.36 to $1.31 per share.
(3)	The Series A Warrants were part of the Warrant Inducement, and their exercise price was reduced from $5.206 to $1.31 per share.

Warrant Inducement and Repricing

On August 14, 2025, the Company entered into an inducement offer letter agreements with certain holders of the Series A Warrants and the January 2025 Warrants, which reduced the exercise price of the Series A Warrants from $5.206 to $1.31 per share, and the January 2025 Warrants from 2.36 to $1.31 per share. The difference between the fair value of the warrants immediately prior to and following modification was treated as a transaction cost, which was netted against proceeds received. The difference in fair value for the Series A Warrants was $1,423,166, and the difference in fair value for the January 2025 Warrants was $97,746. Both were calculated using the Black-Scholes option-pricing model and were based on the following assumptions:

Warrant	Stock Price	Remaining Life (Years)	Volatility	Risk-Free Rate	Dividend
Series A	$2.02	4.12	129.9%	3.78%	—
January 2025	$2.02	4.39	129.9%	3.77%	—

Equity Plans

As of December 31, 2024, the Company adopted two stock-based compensation plans, the 2021 Incentive Award Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

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

As of March 31, 2026, an aggregate of 1,361,848 shares were eligible to be issued under the 2021 Plan, of which 215,079 shares underlying options and 560,649 shares underlying RSUs had been granted. Regardless of the number of shares authorized for issuance under the 2021 Plan, no more than 1,000,000 shares may be issued pursuant to the exercise of incentive stock options granted under the plan.

During the three months ended March 31, 2026, the Company did not grant any options or RSUs, and none were forfeited or canceled.

The stock-based compensation expenses incurred during the three months ended March 31, 2026 and 2025 were $53,190 and $50,721, respectively, which relate to the vesting of previously-granted options.

2021 Employee Stock Purchase Plan

The purpose of the 2021 ESPP is to assist eligible employees of the Company in acquiring stock ownership in the Company, help them provide for their future security, and encourage them to remain in the employment of the Company.

The number of shares issued under the 2021 ESPP is subject to an initial limit and is adjusted annually pursuant to an evergreen provision. The aggregate share limit will be subject to an annual increase on the first day of each calendar year ending on and including January 1, 2031, by a number of shares equal to the lesser of (i) a number equal to 1% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company's board or committee. On January 1, 2026, an aggregate of 97,817 shares were added to the plan reserve pursuant to the evergreen provision based on the number of shares outstanding as of December 31, 2025.

The 2021 ESPP consists of a Section 423 Component and Non-Section 423 Component. The Section 423 Component is intended to qualify as an employee stock purchase plan and also authorizes the grant of options. Options granted under the Non-Section 423 Component shall be granted pursuant to separate offerings. The Company may make one or more offerings under the 2021 ESPP. The duration and timing of each offering period may be established or changed by the board, but in no event may an offering period exceed 27 months and in no event may the purchase period for the option exceed the duration of the offering period under which it is established. On each exercise date for an offering period, each participant shall automatically be deemed to have exercised the option to purchase the largest number of whole shares which can be purchased under the offering. Option awards are generally granted with an exercise price equal to 85% of the lesser of the fair market value of a share on (a) the applicable grant date and (b) the applicable exercise date, or such other price as designated by the administrator.

As of March 31, 2026, an aggregate of 621,868 shares were eligible to be issued under the 2021 ESPP. No shares have been issued under the 2021 ESPP.

The Company uses the “simplified method” to estimate expected term. Under the simplified method, an option’s expected term is calculated as the time until expiration.

No options were granted or canceled during the three months ended March 31, 2026, and no RSUs were granted or vested during the same period. As of March 31, 2026, there were 214,604 options outstanding with a weighted average exercise price of $20.39 each, with 214,357 options exercisable at the same date, with a weighted average exercise price of $19.95 each. As of March 31, 2026, there were 40,000 RSUs granted but unvested, with a weighted average grant-date fair value of $1.50 each.

Common Stock Reserved for Future Issuance

The following is a summary of shares of common stock reserved for future issuance as of March 31, 2026:

Exercise of 2021 and 2022 Warrants	6,639
Exercise of Stock Options – 2021 Plan	214,358
Exercise of Series A Warrants	901,943
Exercise of Series B Warrants	2,132
Exercise of January 2025 Warrants	449,193
Exercise of Pre-Funded Warrants	144,498
Settlement of RSUs	55,000
Total shares of common stock reserved for future issuances	1,773,763

9.	Segment Reporting

The Company focuses on the design, assembly, manufacturing, and sale of LiFePO4 batteries and supporting accessories for RV, marine, and industrial applications. The Company sells to wholesalers, distributors, and OEMs, as well as directly to consumers.

The Company has identified one reportable segment: Energy Storage. This segment generates revenue in North America, and the Company manages its product sales and associated expenses on a total basis. The accounting policies for this segment align with those outlined in the summary of significant accounting policies.

The Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM assesses the performance of this segment and allocates resources based on an evaluation of net income or loss, which is reflected on the statements of operations. Net income or loss is also utilized to monitor the difference between budgeted and actual results, offering insights into financial performance and guiding any necessary corrective actions. Additionally, the CODM relies on net income or loss for competitive analysis by comparing the Company’s financial performance with competitors in the Energy Storage space. The measure of segment assets is total Company assets, which is reflected on the balance sheets.

The Company does not engage in any intra-entity sales or transfers.

10.	Income Taxes

The Company has incurred losses and consequently recorded no provision beyond the minimum or base tax rate for state or federal income taxes for the three months ended March 31, 2026 and 2025. The Company maintains a full valuation allowance on all deferred tax assets, as it has concluded that it is more likely than not that these assets will not be realized. As of March 31, 2026 and December 31, 2025, there were no material unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. For the three months ended March 31, 2026 and 2025, the Company accrued $0 and $38 for income taxes, respectively.

11.	Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report and determined that there have been no events that have occurred that would require adjustments to, or disclosures in, the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and related notes for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report, as well as our audited financial statements and related notes for the fiscal years ended December 31, 2025 and 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 17, 2026 (the “Annual Report”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may adversely impact our operations and financial results. These risks and uncertainties are discussed in this Quarterly Report, including in Part II, Item 1A, “Risk Factors” of this Quarterly Report and “Cautionary Note Regarding Forward-Looking Statements and Industry Data,” as well as in Part I, Item 1A, “Risk Factors” of the Annual Report. Percentage amounts included in this section have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary from those obtained by performing the same calculations using the figures in our financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this section may not sum due to rounding.

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

In addition to our current focus areas, we are evaluating opportunities to expand further into industrial and mission-critical commercial applications that require integrated battery energy storage solutions. These may include mobile and stationary systems supporting remote operations, security infrastructure, and other environments that require a high degree of reliability. While we continue to assess these industrial and adjacent markets, our current commercial activities remain concentrated in our established RV, marine, and industrial segments.

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

We currently operate Expion360 as one reportable business segment, Energy Storage (ES).

COMPETITIVE STRENGTHS

We believe the following strengths differentiate Expion360 and create long-term competitive advantages:

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

Expansion into New Markets

Our proprietary e360 SmartTalk mobile app is included in many of our battery models and allows the seamless integration and management of e360 Bluetooth-enabled LiFePO4 batteries. The technology enables users to wirelessly monitor and manage e360 batteries, providing a comprehensive view of both individual battery conditions and performance as well as information about a power bank consisting of multiple e360 batteries. Our 48 Volt GC2 LiFePO4 battery was our first model to incorporate e360 SmartTalk for electric golf carts and other light electric vehicle applications.

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

In February 2026, we announced plans to release three next-generation lithium-ion battery models expected to be commercially available in the second half of 2026. The new models include upgraded Group 27 (12.8V 140Ah), GC2H (12.8V 180Ah), and EX1 (12.8V 420Ah) batteries, each designed to increase capacity relative to prior generations. These platforms incorporate our VHC™ internal heating technology, SmartTalk™ Bluetooth connectivity, and CANBus communication, and are engineered to meet UL 1973 safety standards. The redesigned batteries are also intended to support manufacturing efficiencies and margin improvement initiatives.

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

We have recently added several new distributors and OEM customers in RV and marine markets. These relationships contributed to incremental order volume during 2025 and are expected to support order volume and revenue opportunities during the latter part of 2026, although the timing and magnitude of future orders will continue to remain subject to customer demand and overall market conditions.

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

Management expects that products sourced from our Asian third-party manufacturers may be subject to additional tariffs in 2026. U.S. trade policy has been subject to significant legal and regulatory developments, and tariffs or other trade measures may continue to be imposed, modified, suspended, or challenged under various statutory authorities. We intend to mitigate the potential impact on margins through a combination of supplier negotiations, selective customer price adjustments, ongoing cost optimization initiatives, and the development of lower-cost product configurations designed to improve manufacturing efficiency and overall unit economics as sales volumes increase. The effectiveness of these measures will depend on market conditions, sales volume, product mix, and future tariff developments.

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

Product and Customer Mix

As of March 31, 2026, we sell 14 models of LiFEPO4 batteries, the Aura 600, and various individual or bundled accessories for battery systems. Our products are sold to dealers, wholesalers, private-label customers, and OEMs at differing prices and with varying cost structures. The average selling price and costs of goods sold for a particular product will vary with changes in the sales channel mix, volume of products sold, and the prices of such products sold relative to other products. While we work with our suppliers to limit price and supply cost increases, our products may see price increases resulting from a rise in supply costs due to currency fluctuations, inflation, and tariffs, which may affect pricing and gross margins. Accessory and OEM sales typically have lower average selling prices and resulting margins relative to other distribution channels. As a result, shifts in customer mix could decrease our margins and negatively affect our growth or require us to increase the prices of our products. However, the benefits of increased sales volumes and broader customer penetration typically have offset, and may continue to offset, the impact of lower-margin product and customer mix. The relative margins of products sold also impact our results of operations. As we introduce new products, we may see a change in product and sales channel mix, which could result in period-to-period fluctuations in our overall gross margin.

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

Research and Development

We continue to invest in research and development to enhance the performance, reliability, and integration capabilities of our LiFePO4 battery systems. Our research and development efforts focus on battery management systems, thermal management, product durability, system integration, and application-specific configurations for the RV, marine, industrial, and specialty vehicle markets.

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

Certifications

We have completed the final requirements to obtain UL Safety Certifications on our new 12V Group 27 100Ah and 132Ah batteries, and on our 12V GC2 battery. Now that these certifications have been completed, all of the batteries currently produced by us will have a UL Safety Certification, emphasizing our commitment to quality, safety and service for our customers.

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

Other (Income) Expense

Our other (income) and expense typically consist of interest income, interest expense, and gain or loss on sale of property and equipment.

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

We have adopted the provisions in ASC 740, Income Taxes, related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. Management has concluded that there were no material unrecognized tax benefits as of March 31, 2026 or December 31, 2025.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at March 31, 2026 or December 31, 2025 and did not recognize interest and/or penalties in the statement of operations for the three months ended March 31, 2026 and 2025, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next 12 months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales:

For the three months ended:	March 31, 2026		March 31, 2025
	$	% of Net sales	$	% of Net sales
Net sales	$1,565,847	100.0%	$2,049,331	100.0%
Cost of sales	1,169,771	74.7	1,547,764	75.5
Gross profit	396,076	25.3	501,567	24.5
Selling, general, and administrative expenses	2,166,985	138.4	1,649,435	80.5
Loss from operations	(1,770,909)	(113.1)	(1,147,868)	(56.0)
Other (income) / expense – net	(8,767)	(0.6)	4,092	0.2
Loss before income taxes	(1,762,142)	(112.5)	(1,151,960)	(56.2)
Net loss	(1,762,168)	(112.5)	(1,151,998)	(56.2)

Net Sales

Net sales for the three months ended March 31, 2026 decreased by $0.5 million, or 24%, compared to the three months ended March 31, 2025. Net sales were $1.6 million for the three months ended March 31, 2026 and $2.0 million for the three months ended March 31, 2025. The decrease was primarily due to discontinuing resale of certain low-margin accessories in order to increase our profit margins. Additionally, certain OEM customers entered the period carrying elevated battery inventory levels built up through year-end, which tempered order volume in the quarter. We anticipate demand from these customers to normalize in the second quarter of 2026 and beyond as their inventory levels return to standard operating levels.

Cost of Sales

Total cost of sales for the three months ended March 31, 2026 decreased by $0.4 million, or 24%, compared to the three months ended March 31, 2025. Cost of sales as a percent of sales decreased by 0.8 percentage points compared to the prior year period, from 75.5% to 74.7%. Cost of sales was $1.2 million for the three months ended March 31, 2026 and $1.5 million for the three months ended March 31, 2025. The decrease in cost of sales was primarily related to the decrease in net sales, while the decrease in cost of sales as a percentage of net sales was primarily related to changing our product mix to exclude low-margin items and maintaining healthy pricing models across our core battery product lines.

Gross Profit

Our gross profit for the three months ended March 31, 2026 decreased by $0.1 million, or 21%, compared to the three months ended March 31, 2025. Gross profit was $0.4 million for the three months ended March 31, 2026 and $0.5 million for the three months ended March 31, 2025. Gross profit as a percentage of sales increased by 0.8 percentage points compared to the prior year period. The decrease in gross profit for the three months ended March 31, 2026 was primarily attributable to the decrease in net sales, partially offset by the increase in gross profit as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2026 increased by $0.5 million, or 31%, compared to the three months ended March 31, 2025. Selling, general, and administrative expenses were $2.2 million for the three months ended March 31, 2026 and $1.6 million for the three months ended March 31, 2025. The increase in selling, general, and administrative expense was primarily due to increases in legal and professional fees and salaries and benefits, which increased by approximately $289,000 and $142,000, respectively.

Presented in the table below is the composition of selling, general and administrative expenses:

	Three Months Ended March 31,
	2026	2025
Salaries and benefits	$814,578	$672,664
Legal and professional	599,795	311,042
Sales and marketing	249,772	246,643
Research and development	142,960	113,740
Software, fees, tech support	80,505	70,472
Insurance	76,440	63,105
Rents, maintenance, utilities	63,714	56,679
Travel expenses	49,793	40,851
Depreciation	23,370	29,813
Supplies	12,018	8,222
Other	54,040	36,204
Total	$2,166,985	$1,649,435

Other (Income) / Expense

Other income for the three months ended March 31, 2026 was $9,000 and other expense for the three months ended March 31, 2025 was $4,000. Other income for the three months ended March 31, 2026 was primarily attributable to interest income, partially offset by interest expense. Other expense for the three months ended March 31, 2025 was made up almost entirely of interest expense, partially offset by a gain on sale of property and equipment.

During the three months ended March 31, 2026 and 2025, interest income totaled $14,000 and $0, respectively, from the cash invested in U.S. treasury securities, while interest expense totaled $6,000 in both periods, related to our notes payable and short-term insurance financing.

Net Loss

Our net loss for the three months ended March 31, 2026 and 2025 was $1.8 million and $1.2 million, respectively. The increase in net loss was primarily the result of higher selling, general, and administrative expenses and lower net sales for the period ended March 31, 2026.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,127,808)	$(1,228,934)
Net cash provided by investing activities	—	2,750
Net cash provided by financing activities	1,215,250	1,771,226
Net change in cash and cash equivalents	$87,442	$545,042

Net Cash Used in Operating Activities

Our largest source of operating cash is cash collected from sales of our products. Our primary uses of cash for operating activities include inventory purchases and selling, general, and administrative expenses, including salaries and benefits, legal and professional fees, and sales and marketing expenses. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sales of common stock.

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2026, compared to $1.2 million for the prior year period. The decrease in cash used was primarily attributable to the timing of our inventory purchases, timing of prepaid expenses, and timing of accounts receivable and included the following:

●	For the three months ended March 31, 2026, our loss of $1.8 million was reduced by non-cash transactions including stock-based compensation of $53,000, depreciation of $25,000, and an increase in allowance of doubtful accounts of $8,000. Our loss was increased by non-cash adjustments in inventory valuation of approximately $74,000. For the three months ended March 31, 2025, our loss of $1.2 million was reduced by non-cash transactions including stock-based compensation of $51,000 and depreciation of $34,000. For the three months ended March 31, 2026, cash was provided by a decrease in inventory of $0.5 million and a decrease in prepaid and in-transit inventory of $0.1 million, as orders requiring prepayment or orders in transit prior to December 31, 2025 were received into inventory during the three months ended March 31, 2026.

●	Cash used in decreasing our suspended liability for the three months ended March 31, 2025 was primarily due to the Company using $500,000 of proceeds from the January 2025 offering to partially satisfy payments owed under the Series A Warrants, resulting in a corresponding reduction to the suspended liability, while there was no cash flow for this liability in the three months ended March 31, 2026.

●	Cash provided by a decrease in accounts receivable was $95,000 and $20,000 in the three months ended March 31, 2026 and 2025, respectively. Cash provided by an increase in accounts payable was $16,000 and $29,000 for the three months ended March 31, 2026 and 2025, respectively. These changes are mainly due to timing of invoices and payments before and after the end of the period.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the three months ended March 31, 2026, compared to cash provided by investing activities of $3,000 for the three months ended March 31, 2025. We did not purchase or dispose of any fixed assets in the three months ended March 31, 2026, and sold one vehicle in the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2026, net proceeds from the issuance of common stock were $1.2 million, slightly offset by principal payments on long-term debt of $8,000. For the three months ended March 31, 2025, we received net proceeds of $1.8 million from the issuance of common stock, offset by principal payments on long-term debt totaling $8,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our operations have been financed primarily through net proceeds from the sale of securities. On December 12, 2025, we entered into an at-the-market issuance sales agreement. We commenced sales under the agreement in January 2026 and have sold an aggregate of 1,656,559 shares for net proceeds of approximately $1.2 million during the three months ended March 31, 2026. As of March 31, 2026, our working capital was $5.6 million compared to $6.0 million as of December 31, 2025, and we had cash and cash equivalents of $3.1 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, we received net proceeds of approximately $1.2 million from the issuance of common stock.

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest, and principal payments on our debt.

As of March 31, 2026, we expect our short-term liquidity requirements to include scheduled principal debt payments of approximately $32,000 and lease obligation payments of approximately $332,000, including imputed interest.

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. We continue to experience recurring operating losses and negative cash flows from operations, with $1.1 million used in operating activities during the three months ended March 31, 2026. While management has implemented cost containment measures and is working to address its cash flow challenges, including by raising additional capital, expanding into new sales channels, managing inventory levels, identifying alternative supply chain resources, and managing operational expenses, material uncertainty remains. Without additional funding or a material increase in revenue generation, we may not be able to meet our obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. We expect to continue to incur additional losses for the foreseeable future, and we may need to raise additional debt or equity financing to expand our presence in the marketplace, develop new products, achieve operating efficiencies, and accomplish our long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. See also the risk factor entitled “Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern” in Part I, Item 1A, “Risk Factors” of the Annual Report.

Financing Obligations

As of March 31, 2026, our long-term debt was approximately $190,000, of which $32,000 is due within the next 12 months. This balance includes $138,000 outstanding under a COVID-19 Economic Injury Disaster Loan and $52,000 outstanding under vehicle financing arrangements.

Vehicle Financing Arrangements

As of March 31, 2026, we had three notes payable to GM Financial for vehicles. In addition, a commercial line secured in April 2022 for $300,000 was renewed in April 2023 and increased to $350,000, and renewed again each April from 2024 through 2026 for the same amount of $350,000. This commercial line may be used to finance vehicle purchases and expires in April 2027. The notes are payable in aggregate monthly installments of $2,560, including interest at rates ranging from 6.14% to 7.29% per annum, mature at various dates from October 2027 to May 2028, and are secured by the related vehicles.

Contractual and Other Obligations

Our estimated future obligations include long-term operating lease liabilities. As of March 31, 2026, we had $629,000 in operating lease liabilities.

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

Critical accounting estimates involved in determining our ROU asset and lease liabilities include the estimated value of the underlying asset at lease inception, the reasonably certain lease term for renewable leases, and the discount rate to apply to future payments. Variations from any of these estimates could have a material effect on the carrying value of our ROU assets and lease liabilities as reported on the balance sheet.

See “Note 7, Commitments and Contingencies,” to our financial statements within the Annual Report for additional information, including more details of our accounting policy elections and disclosures and remaining minimum operating lease commitments.

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

Useful life is estimated for each item at the time of purchase based on the typical useful life in our experience and best judgment, and remaining useful life of existing assets is evaluated regularly. If an estimated useful life were to be inaccurate, the related depreciation expense would be adjusted, if necessary, at the time of disposal or impairment. It is our experience that the estimated useful lives of our assets are generally accurate.

Warrants

Warrants are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 6, Equity and Debt Financings” and “Note 8, Stockholders’ Equity” in our accompanying financial statements for information on the warrants. Changes in assumptions used to estimate fair value could occur from stock pricing volatility depending on our performance and our position in the industry and changes in market interest rates, which can result in materially different results.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates, such as the expected life of stock options, volatility of our stock price, risk-free interest rates, future dividend yields and estimated forfeitures at the initial grant date. Restricted stock unit awards are valued based on the closing trading price of our common stock on the date of grant. Changes in assumptions used to estimate fair value could result in materially different results.

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

See “Note 10, Income Taxes” of our financial statements within the Annual Report for further information on our income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are not aware of any material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of the Annual Report, which are incorporated herein by reference, except as set forth below. The risks described in the Annual Report are not the only ones we face. Additional risks we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, results of operations, liquidity, and prospects.

We face risks associated with pursuing strategic acquisitions and divestitures, and our failure to successfully integrate any acquired business or product could have a material adverse effect on our results of operations and financial position.

As part of our overall strategy, we may periodically consider strategic acquisitions to expand our brands into complementary product categories and markets, or to acquire new technologies, intellectual property, or other assets. Our ability to do so depends on our ability to identify and successfully pursue suitable acquisition opportunities. Such acquisitions involve numerous risks, challenges, and uncertainties, including the potential to:

●	expose us to risks inherent in entering into a new market or geographic region;

●	lose significant customers or key personnel of the acquired business;

●	encounter difficulties managing and implementing acquired assets;

●	encounter difficulties marketing to new consumers or managing geographically remote operations;

●	divert management’s time and attention away from other aspects of our business operations; and

●	incur costs relating to a potential acquisition that we fail to consummate, which we may not recover.

Additionally, we may not be able to successfully integrate the assets or operations of any acquired businesses into our operations, or to achieve the expected benefits of any acquisitions. Following an acquisition, we may also face cannibalization of existing product sales by our newly acquired products, unless we adequately integrate new products with our existing products, aggressively target different consumers for our newly acquired products and increase our overall market share. The failure to successfully integrate any acquired business or products in the future could have a material adverse effect on our results of operations and financial position.

Further, we may be required to issue equity securities to finance an acquisition, which would be dilutive to our stockholders, and the equity securities may have rights or preferences senior to those of our existing stockholders. If we incur indebtedness to finance an acquisition, it will result in debt service costs, and we may be subject to covenants restricting our operations or liens encumbering our assets.

We may in the future consider divesting all or portions of our businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, products and personnel, diverting management and employee time and attention away from other aspects of our business, separating personnel and financial and other systems, impairments, and adversely affecting relationships with existing suppliers and customers. In addition, divestitures may result in the retention of uncertain contingent liabilities related to the divested business and significant asset impairment charges, including those related to goodwill and other intangible assets, and the loss of revenue which could have a material adverse effect on our financial condition and results of operations.

The process of completing any acquisitions or divestitures may be time-consuming, involve significant costs and expenses, and may not yield a benefit if the transactions are not completed successfully. In situations where acquisitions or divestitures are not successfully implemented or completed, or the expected benefits of such acquisitions or divestitures are not otherwise realized, our business or financial results could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2026.

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

During the quarter ended March 31, 2026, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Date: May 15, 2026	By:	/s/ Joseph Hammer
Joseph Hammer
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Shawna Bowin
Shawna Bowin
Chief Financial Officer (Principal Financial and Accounting Officer)